Form 10-Q
period 2011-09-30
Blue Water Restaurant Group, Inc.
filed 2011-10-18
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-174557

              Blue Water Restaurant Group, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0611648 (I.R.S. Employer Identification Number)

    4021 McGinnis Fry Road, Ste. 1436, Suwanee, GA  30024

 (Address of principal executive offices)

            Tel: (949) 264-1475, Fax: (949) 607-4052

 (Registrant’s telephone number, including area code)

                                                                   N/A

 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                                                                        Accelerated Filer    ☐

Non-Accelerated Filer   ☐  (Do not check if a smaller reporting company)            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of September 30, 2011, was 23,000,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Restaurant Group, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	9/30/11 (unaudited)	3/31/11 (audited)

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$18,455	$7,938
Total current liabilities	18,455	7,938

Total liabilities	$18,455	$7,938

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 23,000,000 and 23,000,000 shares issued and outstanding, respectively	23,000	23,000
Additional paid-in capital	97,000	97,000
(Deficit) accumulated during the development stage	(138,455)	(127,938)

Total stockholders’ (deficit)	$(18,455)	$(7,938)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 9/30/11	For the six months ended 9/30/11	For the period from March 3, 2011(inception) to 9/30/11

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	3	17	455
Consulting fees	7,000	10,500	118,000
Total expenses	7,003	10,517	118,455

(Loss) from operations	(7,003)	(10,517)	(118,455)

Other income (expenses):
Realized loss on investment	-	-	(20,000)
Net other income (expenses)	-	-	(20,000)

Provision for income taxes	-	-	-

Net (loss)	$(7,003)	$(10,517)	$(138,455)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	23,000,000	23,000,000

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to September 30, 2011

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(138,455)	(138,455)

Balance, September 30, 2011 (unaudited)	23,000,000	$23,000	$97,000	$(138,455)	$(18,455)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended 9/30/11	For the period from March 3, 2011 (inception) to 9/30/11

Cash flows from operating activities:
Net (loss)	$(10,517)	$(138,455)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	20,000
Common stock issued in connection with services provided by consultants	-	100,000
Changes in operating assets and liabilities:
Increase in accounts payable (related party)	10,517	18,455

Net cash (used in) operating activities	-	-

Net increase in cash	-	-

Cash – beginning of period	-	-

Cash – end of period	$-	$-

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	20,000
	$-	$31,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2011, Statements of Operations for the three and six months ended September 30, 2011 and cumulative from March 3, 2011 (Inception) to September 30, 2011, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to September 30, 2011, and the Statements of Cash Flows for the six months ended September 30, 2011 and cumulative from March 3, 2011 (Inception) to September 30, 2011, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011 and its results of operations and its cash flows for the period ended September 30, 2011 and cumulative from March 3, 2011 (Inception) to September 30, 2011.  The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.

Organization

Blue Water Restaurant Group, Inc. (“Company” or “Blue Water”) is a development stage company with minimal operations.  Blue Water was incorporated under the laws of the State of Nevada on March 3, 2011.  The Company’s business plan calls for the development of a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Its initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2011 and for the period March 3, 2011 (inception) to September 30, 2011.

Use of Estimates

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011 and March 31, 2011, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011 and March 31, 2011, the Company had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of September 30, 2011 and March 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2011 and cumulative from March 3, 2011 (inception) to September 30, 2011 the Company had no dilutive financial instruments issued or outstanding.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  Blue Water establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fiscal Year

The Company elected December 31st for its fiscal year end.

NOTE 2 – Development Stage Activities and Going Concern

The Company is in the development stage and has minimal operations, and as such has devoted most of its efforts since its inception to developing its business plan, issuing common stock, attempting to raise capital, establishing its accounting systems and other administrative functions.  The Company plans on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Its initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.  In addition, The Company intends to conduct additional capital formation activities through the issuance of its common stock to better enable it to pursue its long-term business goals.

While management of the Company believes that it will be successful in its planned operating activities under its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2011, the Company had an accumulated net loss of ($138,455).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to September 30, 2011 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

•

11,000,000 shares to its officers as Founder’s Shares;

•

5,000,000 shares to Taurus Financial Partners, LLC for assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of this offering prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services.  These shares were valued at $50,000, or $0.01 per share, based on the value of the services provided;

•

5,000,000 shares to Arctic Eyes, LLC for assisting with the initial development and future hosting of our website (www.bluewaterbar.com) and marketing efforts aimed at building the Blue Water brand on various Caribbean travel websites and local radio stations.  These shares were valued at $50,000, or $0.01 per share, based on the previously established value; and

•

2,000,000 shares to Island Radio, Inc. (OTCBB: ISLD) in a stock exchange where the Company received 2,000,000 restricted shares of Island Radio’s common stock.  These shares were valued at $20,000, or $0.01 per share, based on the previously established value.

As of September 30, 2011, the Company had 23,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to September 30, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period March 3, 2011 (inception) to September 30, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$6,459
Change in valuation allowance	(6,459)

Total deferred tax provision	$-

As of September 30, 2011, the Company had approximately $18,455 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to September 30, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Related Party Transactions

As of May 3, 2011, the Company operated out of office space that is being provided to us by our president and chief executive officer, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to September 30, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to September 30, 2011 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of September 30, 2011, Taurus owned 21.7% of the Company’s issued and outstanding common stock.

NOTE 7 – Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated May 25, 2011, which can be found in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on May 27, 2011.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we are attempting to raise money from an ongoing offering of our common stock.  If we are able to raise sufficient funds from this offering we will be able to (i) secure a suitable restaurant location in St. Maarten, Dutch West Indies, (ii) renovate the leasehold to reflect the Blue Water Bar & Grill™ concept, and (iii) conduct a grand opening of the restaurant.  If we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit after opening our first restaurant, we may be forced to raise additional funds or to cease operations.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we fail to raise sufficient funds from our ongoing offering of common stock and need more money we will have to revert to obtaining additional money through a second public offering, a private placement of securities, or loans.  Other than as described in this paragraph, we have no other financing plans.

In addition to our ongoing offering of common stock we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our Financial Statements and the notes thereto and the other information included in this Quarterly Report as filed with the SEC on Form 10-Q.

Plan of Operations

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

It is important to note that we are a development stage business.  As of September 30, 2011, we had nominal assets, minimal business activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a r0estaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this prospectus, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurant may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout this prospectus and business plan are mere estimates made by our management.  Our actual costs related to opening and operating the proposed restaurant may differ significantly from our estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

Blue Water Bar & Grill™

The Blue Water Bar & Grill™ restaurant concept features a casual, open air Caribbean themed restaurant designed to offer customers a distinctive and relaxing island dining experience.  Central to each restaurant will be a large covered outside patio area where customers can enjoy their drinks and food while overlooking a beautiful water view.  The patio area will feature an inviting island styled walk up (and in some cases, swim up) bar and a small stage area for live musical performances by local musicians and dancing.  Each restaurant will have an open aired kitchen so customers can see their food being prepared.

Each restaurant will begin serving breakfast at 7am.  On weekends the restaurant will promote an American styled breakfast buffet and feature a do-it-yourself Bloody Mary station.  Lunch service will commence at 11am and will feature handmade burgers, gourmet sandwiches and salads, and Caribbean jerk styled dishes.  Dinner service will start at 5pm and will feature hand-cut aged Certified Angus steaks and prime rib, fresh seafood caught by local fishermen, slow cooked ribs, and specialty homemade desserts.  The restaurant will close at 11pm nightly and the bar will close later at the manager’s discretion.

During weekdays the bar will host a daily happy hour (4pm – 6pm) that will offer reduced priced drinks and appetizer specials.  When the sun sets the patio will be outlined by tiki torches, which will promote a fun nighttime island atmosphere while helping ward off unwanted insects such as mosquitoes.

In addition, each restaurant will offer its customers specialty drinks in souvenir glasses, mugs, and shot glasses that come with the drink.  These items, along with fun and unique t-shirts and other souvenirs, will be available for retail purchase in a separate souvenir hut, which will be a wooden structure approximately 5’ x 5’ in size and covered with an attractive thatched roof.  These souvenir items will be primarily marketed to the tourist customers.  Based on our preliminary discussions with an importer of these types of souvenir items, we estimate selling this merchandise at a 300% - 600% retail markup, depending on the particular item.  Construction of the souvenir hut should take no more than three days and cost us between $1,200 and $1,500.

While the required level of inventory may vary from location to location, we estimate that our initial location in St. Maarten, Dutch West Indies will require an initial inventory of $17,000.  This will be comprised of $10,000 in food and perishables, $4,000 in liquor, and $3,000 in merchandise.  Food and liquor inventory will be replenished once or twice a week, depending on sales volumes, and merchandise every two months due to the longer lead time because it will be imported from China.

We intend to open our first Blue Water Bar & Grill™ in the Simpson Bay area, sometimes referred to as “restaurant row”, in St. Maarten, Dutch West Indies.  We believe the Simpson Bay area is the ideal location for our restaurant concept.  Within walking distance there are six timeshare resorts (Royal Palm, Atrium, Simpson Bay Suites, Pelican, Flamingo and La Vista) and several of the island’s more popular restaurants (Skip Jack’s, Topper’s, Pineapple Pete, Lee’s Roadside Grill, Pizza Galley, and Simpson Bay Yacht Club).  Plus, there is the attraction of the draw bridge which attracts a lot of tourists during season (November through April) who wish to watch the megayachts come and go.

Keys for Success

To better achieve our business objectives and successfully compete with other restaurants, we have developed the following focal points and strategies we anticipate implementing in all of our future restaurants:

Create a Fun, Energetic, Destination Drinking and Dining Experience.  We wish to create and promote a fun and socially open atmosphere whereby our customers can, if they choose to do so, openly interact with one another.  Topics of discussion and frequent interest will often center around where each other is from, what activities have they done while on the island, and giving and receiving recommendations for future activities while on the island; sometimes the floor and bar staff will participate in these discussions and offer their own words of advice.  We intend to accomplish this by utilizing sectional floor and foot traffic planning, whereby the bar area will promote social interaction among customers, a stage area will feature local live entertainment performers to create a lively and festive atmosphere, and more intimate dining tables will be located further in the back to provide separation for those who just wish to dine alone and enjoy the island atmosphere.  We believe that if we are successful at achieving this goal, new customers – tourists and “local” ex-patriots alike – will become repeat, or “regular”, customers and subsequently promote the restaurant by word-of-mouth to their friends and family.

Distinctive Concept.  In each restaurant we wish to create a fun and consistent experience for our customers centered around our full bar service, dining offerings, and daily entertainment.  The restaurant’s concept will be carried throughout our customers’ entire visit and will involve all aspects of the experience, including the exterior design of the building, interior layout and decorum, employee greetings and uniforms, specialty drinks and menu items, and fun and creative souvenirs such as interestingly shaped drink glasses and bright and flamboyant t-shirts that can remind the customer of their vacation or make an excellent gift for someone back home.

Comfortable Adult Atmosphere.  Our restaurants will be primarily adult orientated.  While children will be welcomed during daytime hours as long as they are accompanied by a responsible adult at all times during their visit, no one under 21 years of age (or the minimum legal drinking age as established by statute) will be allowed into our restaurants after 10pm.  We believe that this policy will help maintain a fun and relaxed atmosphere that appeals to adult customers, and will help attract groups such as private parties and business organizations.

High Standard of Customer Service.  Because service is one the key areas restaurants differentiate themselves from one another – and a constant source of either compliments or complaints from customers – we intend to foster a high level of customer service among our employees, ranging from the general manager to the greeters, through intense training (cross training for all manager level employees and a one-week training course, complete with required testing on all food and drink offerings, operational procedures, and computer checkout for all other employees), constant monitoring (from the on-duty manager and surprise visits from “secret shoppers”), and emphasizing consideration of our customers first and foremost in all decisions.  From the moment a customer walks into the front door, we want them to experience a high level of guest service provided by a knowledgeable, energetic staff.  Bar tenders will be required to be able to free pour simultaneously from multiple liquor bottles and perform “flare” techniques (flipping, tossing, and twirling of liquor bottles) for our customers’ entertainment; greeters and servers will be required to introduce customers to the concept, explain the drink and entree menus and daily specials, and generally set the stage for a fun and memorable experience for them.

Provide Dining Value.  We believe that our restaurants should provide our customers with interesting, high quality, and generously portioned (covering the entire plate) menu items that are aesthetically appealing and result in the customer leaving fully satisfied.  Complimenting the dining aspect, we intend to offer the customer a unique variety of original drinks, each designed to perpetuate and immerse the customer in the restaurant’s overall concept.  It is our goal to generate at least a US$28 average check per guest, inclusive of food and drinks.  We estimate that our overall gross sales will be comprised of 65% food and 35% drinks.  We anticipate achieving and maintaining a 30% food cost and 18% liquor cost, which relates to our actual cost of the product compared to the gross revenue the product generates.  For example, if we sold a fish entree for $20 our actual cost would be $6 and our gross profit would be $14.  Prices for entrees will start at around $12 for a hamburger and rise to $42 for a prime rib steak dinner; prices for drinks will start at $3 for beer, $6 for basic well mixed drinks, and $8 for specialty drinks.  These price points are competitive with the existing restaurants our management team has scouted in the Simpson Bay area of St. Maarten, Dutch West Indies, where we intend to open our first Blue Water Bar & Grill™ that will cater to the tourist and local ex-patriot alike.

It is important to note that although we aspire to operate at or below the above food and liquor costs, we cannot guarantee that we will ever achieve such food or liquor costs or, if achieved, will be able to maintain them.

Operations and Management

Our ability to effectively manage an operation including high volume restaurants (annual gross sales of US$1,000,000 or more) with live entertainment offerings is critical to our overall success.  In order to maintain quality and consistency at each of our future restaurants we must carefully train and properly supervise our personnel and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, entertainment productions and equipment, and maintenance of the restaurant facilities.  We believe our current management is capable of overseeing our planned growth over the next two years.  While staffing levels will vary from restaurant to restaurant depending on actual sales volumes, we anticipate our typical restaurant management staff to be comprised of a general manager, a kitchen manager (who also serves as the head chef) and a bar manager (who also serves as the head bartender); the kitchen manager and bar manager will also act as assistant general managers when the general manager is off-duty and will receive a slightly higher base salary compared to our other chefs and bartenders to compensate for their added responsibilities.

Recruiting.  We will actively recruit and select individuals who share our passion for customer service.  Our selection process includes testing and multiple interviews to aid in the selection of new employees, regardless of their prospective position.  We will offer a competitive compensation plan to our managers that includes a base salary, bonuses for achieving performance objectives, and possibly incentive stock options once they have worked for us for at least one full year.  For example, the general manager in our initial Blue Water Bar & Grill™ restaurant will most likely be offered a base salary of $1,500 a month, plus up to $1,000 a month in additional performance incentives for achieving minimum gross sales and exceeding the minimum targeted food, liquor, and labor costs, as determined by our executive management team.  In addition, all employees are entitled to discount meals at any of our future restaurants.

Training.  We believe that proper training is the key to exceptional customer service.  Each new management hire will go through an extensive training program, which will include cross-training in all management duties.  All non-management new hires will go through a standard training program where they will learn and be tested on all of our food and drink offerings, operational procedures, and our point-of-sale (POS) computer system.

Management Information Systems (MIS).  All of our future restaurants will be equipped with a variety of integrated management information systems.  These systems will include an easy-to-use point-of-sale (POS) computer system which facilitates the movement of customer food and drink orders between the customer areas and kitchen and bar operations, controls cash, handles credit card authorizations, keeps track of sales on a per employee basis for incentive awards purposes, and provides on-site and executive level management with real-time sales and inventory data.  Additionally, we intend to implement a centralized accounting system that will include a food cost program and a labor scheduling and tracking program.  Physical inventories of food and drink items will be performed on a weekly basis.  Further, daily, weekly, and monthly financial information will be provided to executive level management for analysis and comparison to our budget and to comparable restaurants.  By closely monitoring each restaurant’s gross sales, cost of sales, labor, and other cost trends we will be better able to control our costs, inventory levels, and identify problems with individual operations, if any, early on.

Secret Shopper.  Because we believe exceptional customer service is paramount to our success, we intend to implement a “secret shopper” program to monitor the quality control at all of our future restaurants.  Secret shoppers are independent persons who test the quality of our food, drink, and service as paying customers without the knowledge of the restaurant’s management or employees.  Secret shoppers then report their unbiased experiences to our executive level management.

Partytenders, Inc.

Our subsidiary Partytenders, Inc. was incorporated under the laws of the State of Nevada on October 1, 2011.  Through the Partytenders brand we intend to offer full service catering services to private parties and events.  We will provide these types of functions with food servers, bartenders, high-quality food selections and top-shelf spirits.

The initial targeted functions will involve catering football and holiday parties and events starting in the fiscal quarter ending December 31, 2011.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on receiving proceeds of at least $150,000 from an ongoing offering of our common stock.

However, if we fail to generate at least $150,000 from our ongoing offering of our common stock we believe is necessary to achieve the following milestones, we will be forced to seek additional funds to complete further development of our business.  In such an event our initial priority will be to maintain our reporting requirements with the Securities and Exchange Commission, which we presently estimate will cost us $15,000 annually.  Afterwards, and depending on how many shares we sold of this offering, if any, we will pursue secondary sources of funding, including loans from our current officers and directors, subsequent investments or loans from our current shareholders, loans from banking institutions located on St. Maarten, Dutch West Indies (we have considered RBTT Bank, a wholly-owned subsidiary of Royal Bank of Canada, as a potential source of financing), and/or through another offering of our common stock.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.

If we are unable to generate at least $150,000 from this our ongoing offering of common stock, but are able to generate $75,000 or more, we will partially implement some of the following milestones.  We will use a portion of those proceeds to: (i) pay our expenses related to this offering which have been advanced to us by Taurus Financial Partners, LLC and are estimated to aggregate $14,031; (ii) acquire the necessary business licenses and permits to conduct business in St. Maarten, Dutch West Indies as described in the milestones below and are estimated to cost $5,000; and (iii) complete and publish our interactive corporate website which is estimated to cost an additional $2,500.

Until we generate at least an aggregate of $150,000 in financing we will continue to maintain minimal operations, which includes (i) maintaining our reporting requirements with the Securities and Exchange Commission (estimated at $15,000 annually) and (ii) seeking additional sources of financing.  All remaining proceeds from this offering and any subsequent financings will be retained in a corporate bank account to be opened at RBTT Bank, a wholly-owned subsidiary of Royal Bank of Canada until we have generated an aggregate of $150,000 in financing necessary to achieve the following milestones.

We estimate generating initial revenues approximately one year following the closing of our ongoing offering of common stock.  We plan to complete our milestones as follows:

0 - 2 Months

We will apply for the necessary business licenses and permits to enable us to renovate the selected leasehold to properly reflect the Blue Water Bar & Grill™ concept and allow us to sell prepared foods and liquor.  We estimate that these licenses and permits will cost us approximately $5,000 to obtain, as follows:

Description	Expense
Business License	$871
Coffee House License (Liquor License)	2,821
Restaurant License	265
Legal, Notary and Other Fees	1,043
Total	$5,000

3 - 4 Months

We will identify and negotiate a long-term lease for a suitable location for our first Blue Water Bar & Grill™ on the island of St. Maarten, Dutch West Indies.  We have already conducted some preliminary inquiries into such locations and believe we will be able to secure a leasehold somewhere in the Simpson Bay area of St. Maarten.  We estimate that it will cost us approximately $15,000 in security deposits to secure a suitable location, as follows:

Description	Expense
First Month Rent	$3,500
Second Month Rent	3,500
Leasehold Security Deposit	3,500
Utilities Deposit	4,000
Other/Reserve	500
Total	$15,000

5 - 11 Months

We will renovate the selected leasehold to properly reflect the Blue Water Bar & Grill™ concept.  We are estimating that the cost of the renovations required will be approximately $50,000.  It is important to note that the actual amount of renovation necessary will depend on the final location we select.  Therefore, our following estimates of the anticipated costs are generic estimates at best:

Description	Expense
Construction Materials	$25,000
New/Replacement Kitchen Equipment	15,000
Labor	10,000
Total	$50,000

Concurrently we will finalize the development of our initial restaurant website (www.bluewaterbar.com) for the Blue Water Bar & Grill™ concept and develop a general corporate website for our investors (www.bluewaterrestaurantgroup.com).   In addition, we have also secured the domain name www.bluewaterbeachbar.com.   We anticipate spending approximately $2,500 on the initial website development.

12+ Months

About one month prior to the grand opening of the first Blue Water Bar & Grill™ we will hire and train our initial restaurant staff, which is estimated to be comprised of a general manager, six floor wait staff, four bartenders (the head bartend will also act as the bar manager), four kitchen employees (the head chef will also act as the kitchen manager), and one dishwasher.  We estimate that these activities will cost us approximately $10,000, as follows:

Description	Expense
Training Pay and Salaries	$7,500
Printed Training Materials	1,500
Training Video (DVD), includes filming and DVD duplication	1,000
Total	$10,000

Further, we intend to launch a marketing campaign to promote the grand opening of the restaurant.  We anticipate this initial marketing campaign will cost us $5,000 during the first month of operations, and will be comprised of the following expenditures:

Description	Expense
Radio (Split Equally Between the Top 3 Radio Stations)	$3,000
Newspaper Advertisements	1,500
Printed Coupons and Promotions for Distribution at Tourist Resorts	500
Total	$5,000

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following the closing of this offering.  Any line item amounts not expended completely, as detailed in the milestones above and in the “Use of Proceeds”, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Over the ensuing five years our growth and expansion will focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant a year.  Presently we have identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Barbados;

•

Aruba, Dutch West Indies;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Nassau, Bahamas.

We estimate that we will need to raise between $1.0 - $1.5 million through additional equity offerings to open the proposed restaurants on each of the listed Caribbean islands.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the start-up stage of operations and have yet to generate any revenues.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

To become profitable and competitive, we have to successfully open operating restaurant properties.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our directors.  However, there are no assurances that our directors will provide us with any additional funds.

Currently, we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Status as a Shell Company

As of September 30, 2011, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”),

(ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three and Six Months Ended September 30, 2011

Revenues.  As of September 30, 2011, we have not generated any revenues and remain a development stage company.

Net Loss.  We had a net loss of $7,003 and $10,517 for the three and six months ended September 30, 2011, respectively.  Our net losses were attributable to costs related to an offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three and six months ended September 30, 2011 were $7,003 and $10,517, respectively.  Our net losses were attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through September 30, 2011

For ease of reading we refer to the period of March 3, 2011 (inception) through September 30, 2011 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of $138,455 during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $138,455.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was $18,455 as of September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had no assets or cash.  Our total liabilities were $18,455 which consisted entirely of a accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of September 30, 2011, we only no assets or cash on hand, and we believe that we need at least $150,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

We presently are conducting an offering of our common stock and exploring other such sources of funding.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent registered public accounting firm issued a going concern opinion in their report relating to our audit for the period March 3, 2011 (inception) through March 31, 2011, which can be found in our Registration Statement filed on Form S-1 with the SEC on May 27, 2011.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report and the aforementioned Registration Statement contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of September 30, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2011 and cumulative from March 3, 2011 (inception) to September 30, 2011.

Use of Estimates

The accompanying financial statements of Blue Water have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2011, Blue Water had no cash or cash equivalents.

Investments

Blue Water accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011, Blue Water had no investments.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of September 30, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three ended September 30, 2011 and cumulative from March 3, 2011 (inception) to September 30, 2011 Blue Water had no dilutive financial instruments issued or outstanding.

Income Taxes

Blue Water accounts for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

Blue Water maintains a valuation allowance with respect to deferred tax assets.  Blue Water establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Blue Water generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Blue Water’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact Blue Water’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for Blue Water on October 1, 2009. The adoption of this amendment did not have a material effect on Blue Water’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this amendment did not have a material effect on Blue Water’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this amendment did not have a material effect on Blue Water’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on Blue Water’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this amendment did not have a material effect on Blue Water’s consolidated financial statements.

Blue Water has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Contractual Obligations

As of September 30, 2011, Blue Water had no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Blue Water lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Blue Water.  The Board of Directors is comprised of two (2) members, both of whom are active executive officers.  As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Blue Water; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on March 3, 2011 and, as of September 30, 2011, have not been remedied.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned material weaknesses, including, but not limited to, the following:

•

Considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•

Hiring additional qualified financial personnel, including a Chief Financial Officer, on a full-time basis;

•

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•

Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources.  Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.

Changes in Controls and Procedures

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving Blue Water Restaurant Group, Inc.

During the past ten (10) years, Michael Hume and Christina Harris have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Mr. Hume and Ms. Harris were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Hume’s or Ms. Harris’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002
101.1

The following materials from Blue Water Restaurant Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to Financial Statements.

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 17th day of October, 2011.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Christina Harris

Christina Harris

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director