Form 10-K
period 2011-12-31
Blue Water Restaurant Group, Inc.
filed 2012-02-16
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                        None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐      No ☒

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

Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes ☒      No ☐

As of February 9, 2012, no public market for registrant’s common stock has developed.  Based on the most recent private sales price of $0.01 a share the aggregate market value of the 1,300,000 shares of common stock held by non-affiliates of the registrant was $13,000.

As of February 9, 2012, there were 23,000,000 shares of common stock, $0.001 par value issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Annual Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Restaurant Group, Inc. unless the context clearly requires otherwise.

Item 1.  Business

Overview of Our Business

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

On October 1, 2011 we incorporated Partytenders, Inc. in the State of Nevada as a wholly-owned subsidiary.  We intend Partytenders to offer turnkey catering services to private parties and events.  As of February 9, 2012 we have not engaged in any business, operating or financing activities under Partytenders.

Industry Background

There are essentially five basic segments in the restaurant industry:

•

Casual Dining – A restaurant that serves moderately priced food in a casual, often times “themed” environment.  With the exception of buffet-style restaurants, casual dining restaurants provide table service;

•

Family Style – A restaurant that normally has a fixed menu and fixed price.  Customers typically sit at communal tables such as large picnic tables with bench seats;

•

Fast Food, also referred to as Quick Service Restaurants (QSR) – The emphasis is on speed.  Food is normally already prepared or can be prepared with little effort.  This class of restaurant ranges from street vendors selling hot dogs to global operators such as McDonald’s Corporation;

•

Fast Casual – A restaurant that does not provide table service, but will usually serve its food on non-disposable plates with actual silverware.  The price point and quality of food are normally a little higher than most fast food restaurants; and

•

Fine Dining – A restaurant that offers full table service with specific meal courses often prepared by highly trained executive chefs.  As can be expected, the restaurant’s décor typically provides for a high-end atmosphere and the wait staff is usually highly trained and better able to provide for a memorable dining experience.

Our planned restaurants will all be within the casual dining category.

Based on the experience and observations of our management, on the island of St. Maarten, Dutch West Indies, where we intend to open our initial restaurant, the majority of the restaurants are independently owned and operated “mom and pop” restaurants, particularly within the casual dining and fine dining restaurant categories.  Mom and pop restaurants are typically comprised of smaller family or individually owned and operated non-franchised restaurants.  From our observations most of the chain and franchised restaurants in St. Maarten, Dutch West Indies are in the fast food category, which we will not compete directly against.

Competition

The restaurant industry is highly competitive and affected by external changes such as economic conditions, disposable income, consumer tastes, and changing population and demographics.  The success or failure of our future restaurants will depend largely on our ability to attract new and, more importantly, repeat customers.  Restaurants typically prefer repeat, or “regular”, customers because they are a known quantity and enable the restaurant’s management to better forecast sales patterns and cash flows, time inventory purchases, and schedule vacation time for employees.

To this effect our primary marketing efforts will target tourists staying on the island or visiting for the day on a cruise ship.  In the personal experience of our management, many of these visitors return each year at about the same time.  If we can provide them with a memorable dining and drinking experience then we believe that there is a good chance that they will seek out our restaurant again upon their return the following year.

Further, and as a byproduct to these marketing efforts, we will most likely attract some of the “local” ex-patriot community, in particular ex-patrioted Americans and Canadians.  It is important that we also provide them with a memorable dining and drinking experience so that they will return again and again in the weeks and months to come.  This will be particularly important during the “low season” (May through October) when many restaurants in St. Maarten, Dutch West Indies typically operate at a loss or close temporarily.

Factors that are material to a restaurant’s competitive position include brand identity and loyalty, food quality, variety and price of menu items, customer service, location, the number and proximity of competitors, décor and cleanliness, and general public reputation.

Based on our management’s personal experience – including more than two years of living and working on the island of St. Maarten, Dutch West Indies by our Treasurer and Secretary, Christina Harris, and frequent visits by our President and CEO, Michael Hume – the Caribbean region where we intend to open our restaurants is primarily dominated by smaller independent restaurant owners.  There are a few well-known brands operated by franchisees in the region, but they are mostly within the fast food restaurant category and are therefore not in direct competition with our proposed restaurants.  We believe we will primarily be competing against “mom and pop” restaurants, which are typically comprised of smaller family or individually owned and operated non-franchised restaurants and some of the destination resort properties that operate on-site restaurants for their guests.

We believe our business plan is highly competitive in this marketplace and, assuming we can secure the necessary financing, will allow us to open one new restaurant per year over the next five years while utilizing our current management’s knowledge and experience within the restaurant industry.

Plan of Operations

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

It is important to note that we are a development stage business.  As of February 9, 2012, we had nominal assets, minimal business activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this Annual Report, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurant may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout our business plan are mere estimates made by our management.  Our actual costs related to opening and operating the proposed restaurant may differ significantly from our estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

We estimate generating initial revenues approximately one year following the closing of an ongoing offering of our common stock.  We plan to complete our milestones as follows:

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

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone following the closing of an ongoing offering of our common stock.  Any line item amounts not expended completely, as detailed in the milestones above and in the “Use of Proceeds”, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

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

Sales and Marketing

Our marketing strategy is aimed at attracting new customers through both traditional and creative avenues.  We intend to focus on building a reputation among local customers (those living on the island) while directing our marketing efforts toward tourists staying on the island or visiting for the day on a cruise ship.  We intend to accomplish this through:

•

Grand opening promotions;

•

Traditional paid advertising (radio, television, newspaper, etc.); and

•

Free media exposure (hosting charity events, food reviews, etc.).

When opening a new Blue Water Bar & Grill™ restaurant we intend to host grand opening parties for local leaders, media personalities, hospitality employees such as resort and hotel staff, and tourism bureau representatives.  Our goal with courting these groups is to introduce them to our concept and court them to refer tourists to our restaurant and provide us with free future media exposure.

Afterwards we will sustain awareness through more traditional marketing methods, including radio and television spots, newspaper ads, billboards and road signs, and resort and hotel concierge promotional cards and discount coupons.

If our strategy is successful it will lead to “word of mouth” referrals, which is our ultimate goal.  This is accomplished by providing our customers with consistently excellent service and quality food and drinks.

While we do not have a fixed marketing budget, we do not intend to spend more than 3% of our annual revenues on marketing with the notable exception of grand opening promotional efforts which we do intend to spend about $5,000.

Investment and Strategic Alliance with Island Radio, Inc.

On March 29, 2011 we entered into a Share Exchange Agreement with Island Radio, Inc., which is listed on the OTC Bulletin Board under the trading symbol “ISLD”.  Under the terms of the agreement we issued Island Radio 2,000,000 shares of our restricted common stock in exchange for 2,000,000 restricted shares of Island Radio common stock, $0.001 par value.  These shares were valued at $20,000, or $0.01 a share.

After a review on March 31, 2011, and in accordance with US Generally Accepted Accounting Principles (US GAAP), we determined these shares of common stock were an impaired asset due to the underlying business’s limited operations and lack of trading on OTC Bulletin Board.  Accordingly, we took a ($20,000) impairment charge against this asset.

On October 13, 2011 we transferred our restricted shares of Island Radio to Michael Hume, our President and Chief Executive Officer.  These shares carried no value.

Financing

We our in the process of trying to raise sufficient funds from an ongoing offering of our common stock to open our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies and meet our projected expenditures over the next 12 months.  While we believe that this ongoing offering will provide adequate funds to cover our initial capital requirements, we are also seeking other sources of equity financing on favorable terms to satisfy our growth and expansion plans.  However, there are no assurances that any such financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations.  Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.

Government Regulation

The restaurant industry is subject to many various laws which directly affect our organization and planned operations.  Each restaurant we open must comply with various licensing requirements and regulations by a number of governmental authorities, which typically include health, safety and fire authorities in the municipality where our restaurant is located.  The development and operation of a successful restaurant depends upon selecting and acquiring a suitable location, which is normally subject to zoning, land use, environmental, traffic, and other regulations.  Further, our operations will also be subject to various laws governing such matters as wages, health insurance requirements, working conditions, citizenship and work permit requirements, and mandatory overtime pay, all of which will directly affect our labor costs.

Additionally, because we anticipate a significant portion of our revenue to be generated from the sale of alcoholic beverages, we must comply with any and all regulations governing their sale.  Typically this requires the proper licensing at each restaurant location (in many cases it needs to be renewed on an annual basis).  Such licenses may be revoked or suspended for cause at any time.  These regulations often relate to many aspects of the restaurant, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.   The failure of any of our future restaurants to obtain and retain such a license would limit its ability to generate sufficient revenues to achieve profitability at that particular location, which could subsequently impact our business’s overall revenues and ability to achieve (and if achieved, maintain) profitability.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our inception on March 3, 2011.

Patents and Trademarks

Upon securing a leasehold in St. Maarten, Dutch West Indies for our first restaurant we intend to formally register the trademark “Blue Water Bar & Grill™”.  As of February 9, 2012, we have not initiated this process.  We have been advised that such an undertaking will cost us approximately $750, inclusive of legal and filing fees.

Property and Equipment

Our principal executive offices are located at 4021 McGinnis Fry Road, Suite 1436, Suwanee, GA  30024.  This office space is being provided to us by our president and chief executive officer, Michael Hume, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

4021 McGinnis Fry Road, Suite 1436

Suwanee, GA  30024

Tel: (949) 264-1475

Fax: (949) 607-4052

www.bluewaterrestaurantgroup.com

This space is provided to us free of charge by Michael Hume, our President and Chief Executive Officer.  If Mr. Hume decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

Our industry is historically seasonal, especially in the Caribbean region where we intend to open our restaurants.

Our industry is historically seasonal, especially in the Caribbean region where we intend open our restaurants.  Typically the high season spans the months from November through April.  Low season, which typically spans May through October and coincides with hurricane season, often experiences unpredictable and severe weather, storms and other similar conditions which negatively impact overall tourism.  Since our restaurants will primarily cater to tourists, failure to generate sufficient sales volumes during high season could prevent our business from reaching profitability, or if profitability is ever obtained, fail to maintain such profitability.

Our industry is highly competitive and as a smaller reporting company we may be at a disadvantage to our competitors.

The restaurant industry is highly competitive in general.  Although our targeted marketplace is the Caribbean region where we will be competing primarily with “mom and pop” restaurants, which are typically comprised of smaller family or individually owned and operated non-franchised restaurants, we may have to compete in the future against larger competitors that have greater financial resources and name recognition than we have.  We anticipate facing a high level of competition when opening new restaurants for customers (both tourists and locals), securing prime leasehold locations where we wish to open our restaurants, and attracting and retaining qualified employees.  Many aspects of our business model are not proprietary and, if they prove successful, may be replicated by others.  We cannot prevent such competitors from entering the markets in which we seek to open new restaurants.

Further, because our industry is particular sensitive to cost increases and consists of mostly non-public reporting companies we may be at a competitive disadvantage because of our reporting obligations.  We face additional expenses, which a non-public restaurant business does not, including:

•

quarterly and annual PCAOB auditor fees;

•

EDGAR filing fees; and

•

legal and consulting fees related to our ongoing SEC compliance and reporting obligations.

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  We estimate that these expenses will aggregate $15,000 annually.  Once we start developing our business and our financial statements and SEC filings become more complex, we anticipate these costs will increase, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

Our industry is subject to many various government regulations which could require unexpected expenditures and/or reduce our ability to generate sufficient revenues to obtain profitability.

Our industry is subject to many various laws which directly affect our organization and operations.  Each restaurant we open must comply with various licensing requirements and regulations by a number of governmental authorities, which typically include health, safety and fire authorities in the municipality where our restaurant is located.  The development and operation of a successful restaurant depends upon selecting and acquiring a suitable location, which is normally subject to zoning, land use, environmental, traffic, and other regulations.

Additionally, because we anticipate a significant portion of our revenue to be generated from the sale of alcoholic beverages, we must comply with any and all regulations governing their sale.  Typically this requires the proper licensing at each restaurant location (in many cases it needs to be renewed on an annual basis).  Such licenses may be revoked or suspended for cause at any time.  These regulations often relate to many aspects of the restaurant, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages.   The failure of any of our future restaurants to obtain and retain such a license would limit its ability to generate sufficient revenues to achieve profitability at that particular location, which could subsequently impact our business’s overall revenues and ability to achieve (and if achieved, maintain) profitability.

Company Risk Factors

We lack an operating history and have losses which we expect to continue into the future.  There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on March 3, 2011, and have generated no revenues and incurred ($147,015) in losses through December 31, 2011.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2012 and into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We are dependent upon the funds to be raised from an ongoing offering of our common stock to advance our business, the proceeds of which may be insufficient to begin generating sufficient levels of revenue which could cause our business to fail.

We have had limited operations to date which have been funded exclusively by our directors and current stockholders.  We need the proceeds from an ongoing offering of our common stock to (i) secure a suitable leasehold in St. Maarten, Dutch West Indies to open our first Blue Water Bar & Grill™ restaurant, (ii) renovate and improve the leasehold to reflect the restaurant’s concept, and (iii) and initiate a marketing and advertising campaign featuring the restaurant.  We may need additional funds to complete further development of our business plan before we are able to achieve a sustainable level of revenue where ongoing operations can be funded out of revenues.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.  If we are not able to obtain additional financing, we may have to cease operations and investors will lose their entire investment.

Continued weak economic conditions may hinder our ability to open new restaurants, achieve profitability, and raise the $1.0-$1.5 million in additional financing we need to pursue our long-term business goals.

The economic conditions starting in late 2008 and continuing through December 31, 2011 in the United States and throughout the rest of the world, including the Caribbean region where we intend to focus our operations, have contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted business overall and consumer confidence.  If such conditions continue or worsen, they could have a further negative impact on tourism to the Caribbean region where we intend to operate, force us to delay new restaurant opening(s), result in reduced per person food, beverage, and souvenir purchases at our future restaurants, and prevent us from achieving profitability, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

In addition, we anticipate we will need to raise an additional $1.0 - $1.5 million through future offerings of our common stock to open additional restaurants on other Caribbean islands.  If weak economic conditions continue, we may not be able to generate this amount of financing and be forced to delay or reevaluate our long-term business plan.  Further, even if we are able to obtain this future financing, it could be on terms that may be substantially dilutive to investors in our business which could affect our future earnings per share (EPS) and result in a loss for anyone purchasing shares of common stock in our business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 16, 2012.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

Focusing all of our business interests entirely on the Caribbean region may result in increased costs and risks.

We intend to open our initial Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies and eventually expand the concept to other islands throughout the Caribbean region.  Because most islands within the Caribbean region are independent nations or territories of other sovereign nations, operating internationally throughout the Caribbean region will expose us to a number of risks on each island we chose to operate, including:

•

risks of social, political, and economic instability;

•

risks of increases in duties and taxes;

•

labor risks, including attracting and retaining qualified local workers, general labor unrest, and complying with different labor laws on each island we operate;

•

risks relating to government corruption and anti-bribery laws;

•

changes in laws and policies governing the operations of foreign-based companies; and

•

we may be exposed to exchange rate risks if some of our future revenues and expenses are incurred in foreign currencies that fluctuate independently of the US dollar.

We cannot assure you that our business will not be affected by the aforementioned risks, each of which could have a material adverse effect on our business, potentially causing us to cease operations and you to lose your entire investment.

Because all of our future operating activities and profits, if any, will be generated outside of the United States, we may be subjected to restrictions or substantial tax consequences should we try to repatriate our funds to the United States, thereby potentially limiting our ability to conduct future business within the United States.

All of our intended future business operations will be conducted within the Caribbean region.  While we intend to deposit our cash holdings in accounts at RBTT Bank, a wholly owned subsidiary of Royal Bank of Canada, we could be subjected to restrictions and unexpected delays on transferring our cash balances into the United States under the provisions of the Patriot Act or applicable Anti-Money Laundering (AML) laws.  Should our bank or the US government take such precautions to verify the source of our funds, they could suspend transfers of our cash to the United States until such verification procedures are completed, which could delay the transfer of our funds by several business days.  Such verification procedures could be enacted if either our bank or the US government were to suspect any of the funds held in our accounts were linked to:

•

financing terrorism;

•

illicit profits from drug trafficking; or

•

proceeds from money laundering activities.

In addition to the foregoing considerations, we will also be subjected to other tax considerations when repatriating our funds in the United States.

Under current law taxes profits earned by US corporations abroad may be deferred indefinitely, as long as those profits remain in the country they were earned.  Because the countries in the Caribbean region where we intend to operate levy little to no corporate income taxes, it will be in our interest to maintain our profits, if any, where they are earned.

Should we wish to repatriate our profits to the United States, those profits would be subject to US income taxes, less applicable foreign tax credits.  Because the United States currently has one of the highest corporate tax rates in the world (35%), repatriating funds in the United States could significantly increase our overall effective tax rate which would have a material adverse effect on our results of operations and financial condition and impede our ability to grow and expand our business.

We intend to retain most, if not all, of our profits outside of the United States.  We intend to repatriate only enough funds annually to maintain our US operations, which presently, and will continue to, consist of maintaining reporting and compliance requirements with the Securities and Exchange Commission, which is estimated to cost us approximately $15,000 annually.  Once we start developing our business and our financial statements and our SEC filings become more complex, we anticipate these annual costs will increase, potentially substantially.  If these expenses increase substantially, then our effective tax rate will also increase as the amount of funds we are required to repatriate each fiscal year increases.

As a holder of our common stock, a delay in repatriating our funds or an increase in our overall effective tax rate could result in you experiencing:

•

lower per share earnings, if any, relating to our common stock; and

•

a decrease in the valuation or loss in your investment in our common stock.

Because we are in the development stage and have nominal assets and minimal operations, we are considered a “shell company” and our business is difficult to evaluate.

We are currently in the development stage and have nominal operations and minimal assets, which makes us a “shell company” as defined in Rule 12b-2 of the Exchange Act, as amended.  Because we are considered a shell company, the securities sold to investors by us can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) under the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) under the Securities Act which requires a minimal holding period of 12 months following Blue Water being no longer classified a shell company.

Part of the process of eliminating our status as a shell company will include, at a minimum, for us to (i) secure a suitable leasehold in St. Maarten, Dutch West Indies to open our first Blue Water Bar & Grill™ restaurant, (ii) renovate and improve the leasehold to reflect the restaurant’s concept, (iii) and initiate a marketing and advertising campaign featuring the restaurant.  If we are able to raise $150,000 or more from an ongoing offering of our common stock, we will be able to initiate pursuing these milestones.  However, we can provide no assurances that we will be successful at achieving these milestones or, if achieved, successfully have our status as a shell company ever eliminated.  Since inception, we have primarily been engaged in organizational efforts and developing our overall business plan and future growth strategy.

Additionally, because we are currently a shell company with nominal assets and operations, there is a risk that we will be unable to continue as a going concern.  We do not anticipate generating significant revenues or attaining profitability from operations for at least ten more months.  We currently do not have any assets or revenue.  We anticipate we will continue sustaining operating expenses over the next 12 months, probably even longer.  This will likely result in us continuing to incur net operating losses for the foreseeable future.  There is no guarantee that we will ever develop and sustain a suitable business operation.

We depend on key personnel.

Our  future  success  will  depend  in  part  on the  continued  service  of key personnel, in particular, Michael Hume, our  president  and  chief  executive officer, and  Christina Harris, our treasurer and secretary.  Our future success will also depend on our ability to attract and retain key personnel, especially in the areas of restaurant managers.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our directors currently own 47.8% of our issued and outstanding common stock and are able to exert significant influence and control over all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our directors, Michael Hume and Christina Harris, currently control an aggregate of 11,000,000 shares of our common stock, or 47.8% of all issued and outstanding shares.  Accordingly, they are able to exert significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The success of our business depends heavily on Michael Hume and his experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

The success of our business will depend heavily upon the abilities and experience of our president and chief executive officer, Michael Hume.  The loss of Mr. Hume would have a significant and immediate impact on our business, results of operations, if any, and overall financial condition.  Further, the loss of Mr. Hume would force us to seek a replacement or replacements who may have less experience in the industry, fewer contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement for Mr. Hume, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

In addition, none of our current officers are presently covered by employment contracts and can terminate their relationship with us at any time.  Our current officers are not subject to non-compete agreements which would survive their termination of employment.  Further, we do not carry “key person” insurance on any employee.  The departure of Mr. Hume could have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

Because our officers and directors will be devoting a limited amount of their time to our operations our business could fail if they are unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, offering and selling shares of our common stock, and fulfilling the reporting requirements of a public company all fall upon our directors, Michael Hume and Christina Harris.  Mr. Hume and Ms. Harris intend to dedicate between 5 - 10 hours a week each on our business.  We rely especially heavily on Mr. Hume’s knowledge and experience in the restaurant industry to further our business development.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as General Manager of The Arena Tavern in Duluth, Georgia, a sports-themed restaurant he has been operating since its grand opening in April 2009.  Potential conflicts that may arise between his competing business activities include, among others we may not presently foresee:

•

Mr. Hume presently is not under an employment agreement with any of his business interests, including our business.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does; and

•

Mr. Hume’s contacts, most notably experienced restaurant and bar managers and training personnel that he wishes to eventually employee through our business, could alternatively enter into exclusive employment agreements with his competing business interests.

In the event he is unable to fulfill any aspect of his duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

Our officers also serve as our only directors on our Board of Directors.  As such, they have the ability to establish their own compensation packages.

Our two officers, Michael Hume and Christina Harris, also serve as our only two directors on our Board of Directors.  Presently they are our only two employees.  As such, and in all non-voting matters, they can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors.  The interests of our directors may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.  In particular, and at their sole discretion, they may establish their own compensation packages which could be contrary to the interests of other shareholders, and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to opening our proposed restaurant may differ significantly.

The projected costs and other related expenses in our business plan and in the Plan of Operations starting on page 4 of this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

We are a Nevada corporation.  Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim.  Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director.  Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage.  In the event that we are found liable for damages or other losses, we would incur substantial and protracted losses in paying any such claims or judgments.  We have not maintained liability insurance in the past, but intend to acquire such coverage immediately upon resources becoming available.  There is no guarantee that we can secure such coverage or that any insurance coverage, if ever secured, would protect us from any damages or loss claims filed against it.

We may incur additional risks and significant increases in annual costs to be a public company, which requires us to maintain compliance with Securities and Exchange Commission reporting requirements.  We may not be able to absorb such increased annual costs.

We may incur additional risks and significant increases in annual costs associated with our public company reporting requirements, which include:

•

compliance with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC;

•

compliance with all applicable SEC rules and regulations, including reporting in a timely manner our quarterly and annual operating results, which will significantly increase our legal and financial compliance costs and make some activities more time consuming; and

•

increased exposure to broader shareholder claims and litigation may make it more difficult and more expensive for us to obtain director and officer liability insurance.  Without obtaining such insurance coverage, which we currently do not have, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Presently we estimate these additional reporting and compliance requirements will cost us approximately $15,000 annually.  Once we start developing our business and our financial statements and our SEC filings become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.    Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Blue Water Restaurant Group, Inc.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which there is currently no market.

Risk Factors Relating to Our Common Stock

There is no public (trading) market for our common stock and there is no assurance that our common stock will ever trade on a recognized exchange or dealers’ network.  Therefore, anyone investing in our business may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board or other similar venue, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  We cannot assure you that any brokerage firm will act as a market maker of our securities.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions, in particular the tourism industry within the Caribbean region;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant advertiser, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We have anti-takeover provisions which may make it difficult to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation authorizes the issuance of up to 70,000,000 shares of common stock and of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

If our common stock is ever accepted for quotation on the OTC Bulletin Board it will be subject to the "Penny Stock" rules of the SEC which may limit the trading market in our common stock and make transactions in our stock cumbersome, thereby possibly reducing the value of an investment in our common stock.

We have not taken any steps to have our shares of common stock quoted on the OTC Bulletin Board.  We can offer no assurances that our shares of common stock will ever be quoted on the OTC Bulletin Board.  However, if our shares of common stock are ever quoted on the OTC Bulletin Board, they will be deemed a “penny stock” and therefore subject to the “penny stock” rules.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have identified deficiencies in our current internal controls over financial reporting.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have, through the participation of our officers and directors, Michael Hume and Christina Harris, assessed the current effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our current internal controls over financial reporting are not effective due to control deficiencies that constituted material weaknesses.

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2012 to address the current material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional outside consultants to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures; and

•

Improve segregation procedures by strengthening cross approval of various functions, particularly quarterly and annual internal audit procedures.

If we are unable to implement the above changes effectively or efficiently, it could harm our operations, financial reporting or financial results.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources which may materially affect our profitability and results of operations.

We expect the market for our common stock, if one ever develops, to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 4021 McGinnis Fry Road, Suite 1436, Suwanee, GA  30024.  This office space is being provided to us by our president and chief executive officer, Michael Hume, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

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

During the past ten (10) years, Michael Hume and Christina Harris have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Mr. Hume or Ms. Harris were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

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

Item 4.  (Removed and Reserved)

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

There is currently no active trading market for our common stock.  During the fiscal year ending December 31, 2012 we intend to submit an application to the Financial Industry Regulatory Authority (FINRA) through a registered broker-dealer/market maker to make a market for our common stock on the OTC Bulletin Board.  There can be no assurance, however, that the application will be accepted or, if accepted, that any trading market will ever develop or be maintained on the OTC Bulletin Board.  Any trading market that may develop in the future for our common stock will most likely be very volatile and numerous factors beyond our control may have a significant effect on the market.  Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board.  We are current considered a “reporting issuer”.  However, in the event that we lose our status as a "reporting issuer", any future quotation of our common stock on the OTC Bulletin Board may be jeopardized.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information, investment experience and investment objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to sell shares of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling shares of our common stock.

Holders of our Common Stock

As of February 9, 2012, there were 40 registered stockholders holding 23,000,000 shares of our common stock issued and outstanding.

Common Stock

Our Articles of Incorporation authorize us to issue up to 70,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

Our Board of Directors is authorized to issue additional shares of common stock not to exceed the amount authorized by the Articles of Incorporation, on such terms and conditions and for such consideration as the Board may deem appropriate without further stockholder action.

In the event of our liquidation or dissolution, all shares of our common stock are entitled to share equally in our assets available for distribution to stockholders.  However, the rights, preferences and privileges of the holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of preferred stock that our Board of Directors may decide to issue in the future.

As of February 9, 2012, we had 23,000,000 shares of common stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorize us to issue up to 5,000,000 shares of preferred stock, $0.001 par value.  Our Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.  We believe that the Board of Directors’ power to set the terms of, and our ability to issue, preferred stock will provide flexibility in connection with possible financing or acquisition transactions in the future.  The issuance of preferred stock, however, could adversely affect the voting power of holders of common stock and decrease the amount of any liquidation distribution to such holders.  The presence of outstanding preferred stock could also have the effect of delaying, deterring or preventing a change in control of our company.

As of February 9, 2012, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

Dividend Policy

We have never declared or paid cash dividends.  We currently intend to retain all future earnings for the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.  Any payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions and other factors deemed relevant by our directors.

Share Purchase Warrants

We have not issued and do not have outstanding any warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Convertible Securities

We have not issued and do not have outstanding any securities convertible into shares of our stock or any rights convertible or exchangeable into shares of our stock.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 9, 2012, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since March 3, 2011 (inception):

On March 3, 2011, we issued 6,000,000 and 5,000,000 shares of common stock, $0.001 par value, to Michael Hume and Christina Harris, respectively, in consideration of their services to us as officers and directors.  We issued these shares as Founder’s Shares.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Hume’s and Ms. Harris’s relationships with us, each had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 3, 2011, we issued 5,000,000 shares of common stock to Arctic Eyes, LLC in consideration of its services related to the development of our website and its future marketing requirements.  We valued these services at $50,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Arctic Eyes had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 3, 2011, we issued 5,000,000 shares of common stock to Taurus Financial Partners, LLC in consideration of its services of assisting with the creation and early development of our business.  We valued these services at $50,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Taurus Financial Partners had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 29, 2011, we issued 2,000,000 shares of common stock to Island Radio, Inc. in exchange for 2,000,000 restricted shares of Island Radio common stock, $0.001 par value.  Island Radio’s common stock trades on the OTC Bulletin Board under the trading symbol “ISLD”.  These shares were valued at $20,000, or $0.01 a share.  In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationship to us, Island Radio had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2011, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we are attempting to raise money from an ongoing offering of our common stock.  If we are able to raise sufficient funds from an offering of our common stock we will be able to (i) secure a suitable restaurant location in St. Maarten, Dutch West Indies, (ii) renovate the leasehold to reflect the Blue Water Bar & Grill™ concept, and (iii) conduct a grand opening of the restaurant.  If we are unable to generate significant revenues for any reason, or if we are unable to make a reasonable profit after opening our first restaurant, we may be forced to raise additional funds or to cease operations.  At the present time, we have not made any arrangements to raise additional cash, other than through this ongoing offering of our common stock.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we fail to raise sufficient funds from an ongoing offering of our common stock and need more money we will have to revert to obtaining additional money through a subsequent public offering, a private placement of securities, or loans.  Other than as described in this paragraph, we have no other financing plans.

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

Results of Operations

From Inception on March 3, 2011 through December 31, 2011.

During the period from March 3, 2011 (inception) through December 31, 2011, we have had minimal operations and have devoted most of our efforts to developing our business plan, issuing common stock, attempting to raise capital, and establishing an accounting system and other administrative functions.  We have generated no revenue and incurred ($147,015) in losses since inception, which includes ($27,015) in formation costs and related legal fees which was paid for by our affiliate, Taurus Financial Partners, LLC, which is recorded in accounts payable, and ($100,000) we paid to outside consultants in the form of restricted common stock valued at $0.01 per share, and included incorporation and formation assistance, preparation of an offering prospectus and related registration statement filed with the SEC on Form S-1, and continued EDGAR filing support and services.

Liquidity and Capital Resources

As of December 31, 2011, we had no cash, cash equivalents, or any other assets.

As of December 31, 2011, our total liabilities were ($27,015), which are current accounts payable to a related party, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.), nor do we anticipate obtaining any external credit facilities in the immediate future.

We expect to incur continued losses over the next 12 months, possibly even longer.  As of December 31, 2011, we had no cash or cash equivalents.  We believe that we need at least $150,000 to meet our minimal working capital requirements over the next 12 months and open our first Blue Water Bar & Grill™.  Our intention is to obtain this money through an ongoing offering of our common stock.

Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing through an ongoing offering of our common stock or through alternative sources, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of December 31, 2011, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2011 and for the period March 3, 2011 (inception) to December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, we had no cash or cash equivalents.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period March 3, 2011 (inception) to December 31, 2011 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

For the period March 3, 2011 (inception) to December 31, 2011, we did not realize any revenue.

Income Taxes

We account for income taxes pursuant to FASB ASC 740, Income Taxes.  Under FASB ASC 740-10-25, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets.  Blue Water establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as Blue Water generating taxable income, could cause a change in judgment about its ability to realize the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on Blue Water’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on Blue Water’s consolidated financial statements, but did eliminate all references to pre-codification standards.

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

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on Blue Water’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on Blue Water’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on Blue Water’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on Blue Water’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on Blue Water’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on Blue Water’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on Blue Water’s financial position, results of operations or cash flows.

Blue Water has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2011, Blue Water no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Water Restaurant Group, Inc. (A Development Stage Company)

Suwanee, Georgia

We have audited the accompanying balance sheet of Blue Water Restaurant Group, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders' deficit and cash flows for the period from March 3, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Water Restaurant Group, Inc. as of December 31, 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since inception.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.  See note 2 to the financial statements for further information regarding this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

February 16, 2012

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2011

ASSETS

Current assets:

Total assets:	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$27,015
Total current liabilities	27,015

Total liabilities	$27,015

Commitments and contingencies	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 23,000,000 shares issued and outstanding	$23,000
Additional paid-in capital	97,000
(Deficit) accumulated during the development stage	(147,015)

Total stockholders’ (deficit)	$(27,015)

Total liabilities and stockholders’ (deficit)	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

For the period from March 3, 2011 (inception) to December 31, 2011

Revenues, net	$-

Cost of revenues	-

Gross profit	-

Expenses:
General and administrative	515
Consultant fees	126,500
Total expenses	127,015

(Loss) from operations	(127,015)

Provision for income taxes	-

Other income (expense):
Realized loss on investment	(20,000)
Total	(20,000)

Net (loss)	$(147,015)

(Loss) per common share, basic and diluted	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	22,828,383

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to December 31, 2011

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the period from March 3, 2011 (inception) to December 31, 2011

Cash flows from operating activities:
Net (loss)	$(147,015)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Realized loss on investment	20,000
Common stock issued in connection with services provided by consultants	100,000
Changes in operating assets and liabilities:
Increase in accounts payable (related party)	27,015

Net cash (used in) operating activities	-

Net increase in cash	-

Cash – beginning of period	-

Cash – end of period	$-

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s shares)	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	20,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-

Income taxes	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period March 3, 2011 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2011, the Company had no cash or cash equivalents.

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

On March 29, 2011 we entered into a Share Exchange Agreement with Island Radio, Inc., which is listed on the OTC Bulletin Board under the trading symbol “ISLD”.  Under the terms of the agreement we issued Island Radio 2,000,000 shares of our restricted common stock in exchange for 2,000,000 restricted shares of Island Radio common stock, $0.001 par value.  These shares were valued at $20,000, or $0.01 a share.

After a review on March 31, 2011, and in accordance with US Generally Accepted Accounting Principles (US GAAP), we determined these shares of common stock were an impaired asset due to the underlying business’s limited operations and lack of trading on OTC Bulletin Board.  Accordingly, we took a ($20,000) impairment charge against this asset.

On October 13, 2011 we transferred our restricted shares of Island Radio to Michael Hume, our President and Chief Executive Officer.  These shares carried no value.

As of December 31, 2011, the Company had marketable securities valued at $ -0-.

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

As of December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period March 3, 2011 (inception) to December 31, 2011 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2011, the Company had an accumulated net loss of ($147,015).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to December 31, 2011 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

•

11,000,000 shares to its officers as Founder’s Shares;

•

5,000,000 shares to Taurus Financial Partners, LLC for assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of an offering prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services.  These shares were valued at $50,000, or $0.01 per share, based on the value of the services provided;

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

As of December 31, 2011, the Company had 23,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2011, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to December 31, 2011 was as follows, assuming a 35 percent effective tax rate:

For the period March, 2011 (inception) to December 31, 2011
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$9,455
Change in valuation allowance	(9,455)

Total deferred tax provision	$-

As of December 31, 2011, the Company had approximately $9,455 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2030.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 6 – Partytenders, Inc. Subsidiary

On October 1, 2011 we incorporated a wholly-owned subsidiary, Partytenders, Inc., in the State of Nevada.

Through the Partytenders subsidiary the Company intends to offer turnkey catering services to private parties and events.  The Company will provide these functions with food servers, bartenders, high-quality food selections and top-shelf spirits.

It was the Company’s intention to have the subsidiary operational for the 2011 holiday season.  This did not materialize and, as such, the Partytenders subsidiary did not have any operations during the period from October 1, 2011 (incorporation of Partytenders) through December 31, 2011.

Further, as of February 9, 2012, no shares have been issued by the Partytenders subsidiary nor have there been any further developments or operating activities.

NOTE 7 – Share Exchange with Island Radio, Inc. and Subsequent Sale of Shares

On March 29, 2011 we entered into a Share Exchange Agreement with Island Radio, Inc., which is listed on the OTC Bulletin Board under the trading symbol “ISLD”.  Under the terms of the agreement we issued Island Radio 2,000,000 shares of our restricted common stock in exchange for 2,000,000 restricted shares of Island Radio common stock, $0.001 par value.  These shares were valued at $20,000, or $0.01 a share.

After a review on March 31, 2011, and in accordance with US Generally Accepted Accounting Principles (US GAAP), we determined these shares of common stock were an impaired asset due to the underlying business’s limited operations and lack of trading on OTC Bulletin Board.  Accordingly, we took a ($20,000) impairment charge against this asset.

On October 13, 2011 we transferred our restricted shares of Island Radio to Michael Hume, our President and Chief Executive Officer.  These shares carried no value.

NOTE 8 – Related Party Transactions

As of December 31, 2011, the Company operated out of office space that is being provided to us by our president and chief executive officer, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to December 31, 2011 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to December 31, 2011 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of December 31, 2011, Taurus owned 24.8% of the Company’s issued and outstanding common stock.

NOTE 9 – Recent Accounting Pronouncements

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

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Company`s financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 10 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclsoure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our officers and directors, Michael Hume and Christina Harris, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2011 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, our management has concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2011 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Blue Water lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Blue Water.  The Board of Directors is comprised of two (2) members who also serve Blue Water as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Blue Water; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our officers and directors, Michael Hume and Christina Harris, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011 due to control deficiencies that constituted material weaknesses.

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.

We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures.  We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

•

Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(b) Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Blue Water's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Blue Water to provide only management's report in this Annual Report.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of February 9, 2012 are as follows:

Name	Age	Position

Michael Hume	40	President, Chief Executive Officer, and Director

Christina Harris	41	Treasurer, Secretary, Chief Financial Officer and Director

Our Board of Directors is comprised of only one class of director.  Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.  Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may, directly or indirectly, participate in or influence the management of our business affairs.  The following is a brief account of the business experience of each of our directors and executive officers.  There is no family relationship between any director or executive officer.

Michael Hume, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception on March 3, 2011.  Mr. Hume brings to us over 18 years of sales, management, and promotional experience within the restaurant industry.  Concurrently with his duties at Blue Water, Mr. Hume is the General Manager of The Arena Tavern in Duluth, Georgia, a restaurant he was responsible for since overseeing its grand opening in April 2009.  Prior to opening The Arena Tavern and starting in August 2007 Mr. Hume was involved in the opening and development of The Hudson Grille chain of restaurants in the Atlanta, Georgia area which was comprised of 14 restaurants companywide.  Between August 2005 and April 2007 Mr. Hume served as the Treasurer and Secretary of Premier Development & Investment, Inc., a publicly traded company, and was the General Manager of its wholly-owned Player’s Grille, Inc. subsidiary starting in August 2004.  Mr. Hume attended the University of South Florida in Tampa, Florida between 1993 and 1997.

Mr. Hume is not currently an officer or director of any other reporting company.  Mr. Hume intends to devote approximately 20% of his business time to our affairs until we are able to raise at least $150,000 to proceed with our business plan.

Christina Harris, is one of our co-founders and has served as our Treasurer, Secretary, Chief Financial Officer and as a Director since our inception on March 3, 2011.  Ms. Harris brings to Blue Water extensive sales and managerial experience.  Concurrently with her duties at Blue Water, Ms. Harris works as a bar manager at Skip Jack’s Restaurant in St. Maarten, Dutch West Indies, a position she has held since April 2009.  Prior to entering the restaurant industry, Ms. Harris worked at Shaw Industries, Inc., a Berkshire Hathaway company and one of the world’s largest floor covering manufacturers, since August 1991.  At Shaw Industries she was responsible for overseeing sales meetings and closings for the Southeastern United States, developing and sustaining customer relationships, and giving sales and educational presentations to company managers, floor salesmen, purchasers, and installers.  Ms. Harris attended the Georgia Institute of Technology in Atlanta, Georgia between 1988 and 1990.

Ms. Harris is not currently an officer or director of any other reporting company.  Ms. Harris intends to devote at approximately 20% of her business time to our affairs.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors.  As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert.  We believe that the cost of retaining such a financial expert at this time is prohibitive.  Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not necessary at this time.

Involvement in Legal Proceedings

None of our officers or directors has appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Blue Water.

Information Concerning Non-Director Executive Officers

We currently have no executive officers serving who are non-directors.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors.  Thus, there is a potential conflict of interest in that our directors have the authority to determine issues concerning management compensation, including their own, and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our officers or directors.

Board’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by Blue Water.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced at that time.  In addition, since Blue Water does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of Blue Water’s financial risk exposures.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, require Blue Water's executive officers, directors and persons who own more than 10% of a registered class of Blue Water's equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of common stock and other equity securities of Blue Water on Form(s) 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish Blue Water with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Christina Harris	One	None	None

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 3, 2011 through December 31, 2011.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on March 3, 2011 through December 31, 2011.  Our officers, who also serve as directors, received an aggregate of 11,000,000 shares of our common stock, which was issued in the form of Founder’s Shares on March 3, 2011.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2012.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Michael Hume President and CEO (1)	2011	0	0	0	0	0	0	0	0

Christina Harris, CFO, Secretary, and Treasurer (2)	2011	0	0	0	0	0	0	0	0

(1)

Michael Hume received 6,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Mr. Hume has received no other compensation.

(2)

Christina Harris received 5,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Ms. Harris has received no other compensation.

The following table sets forth information with respect to compensation paid by us to our directors from inception on March 3, 2011 through December 31, 2011.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Michael Hume	0	0	0	0	0	0	0
Christina Harris	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of February 9, 2012 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Michael Hume and Christina Harris received 6,000,000 and 5,000,000 shares, respectively, of our shares of our common stock as compensation for their services.  These shares were issued on March 3, 2011 and were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2012.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of February 9, 2012 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of February 9, 2012, we had 23,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Michael Hume, President and CEO	6,000,000	26.1%	-0-	0%

Christina Harris, CFO, Treasurer and Secretary	5,000,000	21.7%	-0-	0%

All officers and directors as a group (2 persons)	11,000,000	47.8%	-0-	0%

Five Percent Stockholders
Taurus Financial Partners, LLC (1)	5,700,000	24.8%	-0-	0%
Arctic Eyes, LLC (2)	5,000,000	21.7%	-0-	0%

(1)

Taurus Financial Partners, LLC received 5,000,000 shares of our common stock valued at $50,000, or $0.01 a share, on March 3, 2011 in consideration of its services of assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of a prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services.  Further, on September 28, 2011, Taurus purchased an additional 700,000 shares of our common stock from Island Radio, Inc. in a registered offering of our shares of common stock.  J. Scott Sitra is the sole owner and control person of Taurus Financial Partners, LLC.

(2)

Arctic Eyes, LLC received 5,000,000 shares of our common stock valued at $50,000, or $0.01 a share, on March 3, 2011 in consideration of its services of assisting with the initial development and future hosting of our website (www.bluewaterbar.com) and marketing efforts aimed at building the Blue Water brand on various Caribbean travel websites and local radio stations.  Nina Edstrom is the sole owner and control person of Arctic Eyes, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2012.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Blue Water.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space provided by our president and chief executive officer, Michael Hume.  This arrangement was agreed upon by Mr. Hume on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to this arrangement.  Should Mr. Hume become uninvolved in our business this arrangement would certainly come to an end and we would be required to seek office space elsewhere, potentially at great expense to us.

Other than the foregoing, we do not currently have any conflicts of interest.  We have not yet formulated a policy for handling conflicts of interest.  However, we intend to do so upon completion of an ongoing offering of our common stock and, in any event, prior to hiring our first employee.

Share Issuances to Promoters

On March 3, 2011 we issued an aggregate of 11,000,000 restricted shares of our common stock, par value $0.001, to our officers, Michael Hume and Christina Harris, as Founder’s Stock, which was recorded with a net valuation of $-0-.  Mr. Hume and Ms. Harris received 6,000,000 and 5,000,000 shares, respectively.

On March 3, 2011 we issued 5,000,000 restricted shares of our common stock to Taurus Financial Partners, LLC (“Taurus”) for:

•

assisting with the creation and early development of our business, including incorporation and formation assistance;

•

preparation of a stock offering prospectus and related registration statement on Form S-1 (and subsequent amendments); and

•

continued and ongoing EDGAR filing support and services.

The market value of these services provided to us by Taurus was valued at $50,000.  Hence, we valued the shares we issued Taurus at $50,000, or $0.01 per share.

Additionally, and as of December 31, 2011, we had $27,015 in accounts payable to Taurus.

Further, and as of February 9, 2012, Taurus is considered a promoter and an affiliate shareholder and presently owns 24.8% of our issued and outstanding shares of common stock.  J. Scott Sitra is the sole owner and control person of Taurus.

On March 3, 2011 we issued 5,000,000 restricted shares of our common stock to Arctic Eyes, LLC (“Arctic Eyes”) for:

•

assisting with the initial development and future hosting of our website (www.bluewaterbar.com); and

•

future marketing efforts aimed at building the Blue Water Bar & Grill™ brand, including (i) advertising and blogging on various Caribbean travel websites such as Travel Talk Online – St. Maarten/St. Martin (www.traveltalkonline.com), (ii) developing spot advertisements and regular promotional interviews on local radio and television stations, and (iii) through print media outlets such as newspapers and free tourist pamphlets.

As of the February 9, 2012, Arctic Eyes has begun developing our initial corporate website.  They will commence marketing and branding efforts one month prior to the opening of our initial Blue Water Bar & Grill™.  The market value of the services, provided and yet-to-be provided, was valued at $50,000.  Hence, we valued the shares we issued Arctic Eyes at $50,000, or $0.01 per share.

Further, and as of February 9, 2012, Arctic Eyes is considered a promoter and an affiliate shareholder and presently owns 21.7% of our issued and outstanding shares of common stock.  Nina Edstrom is the sole owner and control person of Arctic Eyes.

There is no formal business relationship between Taurus and Arctic Eyes.  The companies have worked on the same project in the past and sometimes, during the normal course of business, refer clients to one another.  Neither has paid nor received compensation, cash or otherwise, for such client referrals.

As of February 9, 2012, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)

Michael Hume, President, CEO and Chairman	6,000,000 shares of restricted common stock (1)	$ -0- (1)
Christina Harris, Treasurer, Secretary and Director	5,000,000 shares of restricted common stock (1)	$ -0- (1)
Taurus Financial Partners, LLC	5,000,000 shares of restricted common stock	$50,000
Arctic Eyes, LLC	5,000,000 shares of restricted common stock	$50,000

(1)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-

As of February 9, 2012, we have no agreements in place to provide additional compensation to any of the above promoters.

Share Exchange Investment with Island Radio, Inc.

On March 29, 2011 we entered into a Share Exchange Agreement with Island Radio, Inc., which is listed on the OTC Bulletin Board under the trading symbol “ISLD”.  Under the terms of the agreement we issued Island Radio 2,000,000 shares of our restricted common stock in exchange for 2,000,000 restricted shares of Island Radio common stock, $0.001 par value.  These shares were valued at $20,000, or $0.01 a share.

After a review on March 31, 2011, and in accordance with US Generally Accepted Accounting Principles (US GAAP), we determined these shares of common stock were an impaired asset due to the underlying business’s limited operations and lack of trading on OTC Bulletin Board.  Accordingly, we took a ($20,000) impairment charge against this asset.

On October 13, 2011 we transferred our restricted shares of Island Radio to Michael Hume, our President and Chief Executive Officer.  These shares carried no value.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his/her position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including reasonable attorney's fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to officers or directors under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Director Independence

The OTCBB on which we plan to have our shares of common stock quoted does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

No member of management is or will be required by us to work on a full time basis.  Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, New York Stock Exchange (NYSE), American Stock Exchange (AMEX), and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance.  These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market.  Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees.  As a result, these directors have the ability, among other things, to determine their own level of compensation.  Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required.  However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002.  The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers.  The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

From March 3, 2011 (inception) through December 31, 2011

Audit Fees	$6,000
Audit Related Fees	-0-
Tax Fees	-0-
All Other Fees	-0-

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board of Directors, as well as the limited financial resources and minimal operations of Blue Water, our Board acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services and other services.  Our Board approves these services on a case-by-case basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules

The following documents are filed as a part of this Annual Report:

(1)

Financial Statements

The financial statements required to be filed as part of this report are set forth in Item 8 of Part II of this Annual Report.

(2)

Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation
3.2*	Bylaws
21.1	Subsidiaries of Registrant
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
31.2	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002
32.2	Section 906 Certification under Sarbanes Oxley Act of 2002

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 16th day of February, 2012.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Christina Harris

Christina Harris

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director