Form 10-Q
period 2012-03-31
Blue Water Restaurant Group, Inc.
filed 2012-05-01
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of April 30, 2012, was 18,000,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/12 (unaudited)	12/31/11 (audited)

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$44,457	$27,015
Total current liabilities	44,457	27,015

Total liabilities	$44,457	$27,015

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 18,000,000 and 23,000,000 shares issued and outstanding, respectively	18,000	23,000
Additional paid-in capital	102,000	97,000
(Deficit) accumulated during the development stage	(164,457)	(147,015)

Total stockholders’ (deficit)	$(44,457)	$(27,015)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 3/31/12	For the period from March 3, 2011 (inception) to 3/31/11	For the period from March 3, 2011(inception) to 3/31/12

Revenues, net	$-	$-	$-

Cost of revenues	-	-	-

Gross profit	-	-	-

Expenses:
General and administrative	442	438	957
Accounting fees	2,000	-	8,000
Consulting fees	15,000	107,500	135,500
Total expenses	17,442	107,938	144,457

(Loss) from operations	(17,442)	(107,938)	(144,457)

Other income (expenses):
Realized loss on investment	-	(20,000)	(20,000)
Net other income (expenses)	-	(20,000)	(20,000)

Provision for income taxes	-	-	-

Net income (loss)	$(17,442)	$(127,938)	$(164,457)

(Loss) per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	20,637,363	21,137,931

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to March 31, 2012

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011 (audited)	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the period	-	-	-	(17,442)	(17,442)

Balance, March 31, 2012 (unaudited)	18,000,000	$18,000	$102,000	$(164,457)	$(44,457)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended 3/31/12	For the period from 3/3/11 (inception) to 3/31/11	Cumulative from 3/3/11 (inception) to 3/31/12
Cash flows from operating activities:
Net income (loss)	$(17,442)	$(127,938)	$(164,457)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	20,000	20,000
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	17,442	7,938	44,457

Net cash provided (used) by operating activities	-	-	-

Net increase (decrease) in cash	-	-	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$11,000	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	20,000	20,000
	$-	$31,000	$31,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2012, Statements of Operations for the three months ended March 31, 2012, the period from March 3, 2011 (inception) to March 31, 2011, and cumulative from March 3, 2011 (Inception) to March 31, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to March 31, 2012, and the Statements of Cash Flows for the three months ended March 31, 2012, the period from March 3, 2011 (inception) to March 31, 2011, and cumulative from March 3, 2011 (Inception) to March 31, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012 and its results of operations and its cash flows for the period ended March 31, 2012 and cumulative from March 3, 2011 (inception) to March 31, 2012.  The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended March 31, 2012 and for the period March 3, 2011 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012 and December 31, 2011, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012 and December 31, 2011, the Company had no investments.

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

As of March 31, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended March 31, 2012 and cumulative from March 3, 2011 (inception) to March 31, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2012, the Company had an accumulated net loss of ($164,457).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to March 31, 2012 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

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

On February 17, 2012, the Company and Arctic Eyes, LLC mutually agreed to rescind their consulting agreement.  Arctic Eyes returned the 5,000,000 shares it was holding which were subsequently cancelled by the Company.

As of March 31, 2012, the Company had 18,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to March 31, 2012 was as follows, assuming a 35 percent effective tax rate:

For the period March 3, 2011 (inception) to March 31, 2012
Current tax provision:
Federal
Taxable income	$-

Total current tax provision	$-

Deferred tax provision:
Federal
Loss carryforwards	$15,560
Change in valuation allowance	(15,560)

Total deferred tax provision	$-

As of March 31, 2011, the Company had approximately $44,457 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to March 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

It was the Company’s intention to have the subsidiary operational for the 2011 holiday season.  This did not materialize and, as such, the Partytenders subsidiary did not have any operations during the period from October 1, 2011 (incorporation of Partytenders) through March 31, 2012.

Further, as of April 30, 2012, no shares have been issued by the Partytenders subsidiary nor have there been any further developments or operating activities.

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

For the period March 3, 2011 (inception) to March 31, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to March 31, 2012 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item and as of March 31, 2012 aggregate ($44,457); as of March 31, 2012, Taurus owned 27.8% of the Company’s issued and outstanding common stock.

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

NOTE 10 – Subsequent Events

There were no material subsequent events through the date these financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and are not currently generating any revenues from our business operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 16, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 16, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities, or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

It is important to note that we are a development stage business.  As of March 31, 2012, we had no assets, minimal business activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurant may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of our cost estimates and forecasts throughout our business plan are mere estimates made by our management.  Our actual costs related to opening and operating the proposed restaurant may differ significantly from our estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

As of March 31, 2012 we have not commenced operations at Partytenders.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on receiving proceeds of at least $150,000 from our ongoing efforts to secure financing.

Until we generate at least an aggregate of $150,000 in financing we will continue to maintain minimal operations, which includes (i) maintaining our reporting requirements with the Securities and Exchange Commission (estimated at $15,000 annually) and (ii) seeking additional sources of financing.  All remaining proceeds from this offering and any subsequent financings will be retained in a corporate bank account to be opened at Royal Bank of Canada until we have generated an aggregate of $150,000 in financing necessary to achieve the following milestones.

We estimate generating initial revenues approximately one year following the closing of adequate financing.  We plan to complete our milestones as follows:

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

Status as a Shell Company

As of March 31, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended March 31, 2012

Revenues.  As of March 31, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($17,442) for the three months ended March 31, 2012 compared to a net loss of ($127,938) for the period from March 3, 2011 (inception) through March 31, 2011.  The net loss was the result of ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2012 were $17,442, which is an 83.8% decline compared to operating expenses of $107,938 for the period from March 3, 2011 (inception) through March 31, 2011.  Our operating expenses were attributable to costs related to an early offering of our common stock and complying with our ongoing SEC reporting requirements, and have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through March 31, 2012

For ease of reading we refer to the period of March 3, 2011 (inception) through March 31, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($164,457) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $144,457.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock, $0.001 par value.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($44,457) as of March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had no assets or cash.  Our total liabilities were $44,457 which consisted entirely of a accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of March 31, 2012, we only no assets or cash on hand, and we believe that we need at least $150,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

We are presently seeking other sourcing of financing.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 16, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 16, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2012 and cumulative from March 3, 2011 (inception) to March 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2012, Blue Water had no cash or cash equivalents.

Investments

Blue Water accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2012, Blue Water had no investments.

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

As of March 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three ended March 31, 2012 and cumulative from March 3, 2011 (inception) to March 31, 2012 Blue Water had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of March 31, 2012, Blue Water no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of March 31, 2012, have not been remedied.

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

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 1st day of May, 2012.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Christina Harris

Christina Harris

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director