Form 10-Q
period 2012-06-30
Blue Water Restaurant Group, Inc.
filed 2012-08-09
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Yes ☒      No ☐

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 6, 2012, was 18,000,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/12 (unaudited)	12/31/11 (audited)

Total assets:	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$53,656	$27,015
Total current liabilities	53,656	27,015

Total liabilities	$53,656	$27,015

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 18,000,000 and 23,000,000 shares issued and outstanding, respectively	18,000	23,000
Additional paid-in capital	102,000	97,000
(Deficit) accumulated during the development stage	(173,656)	(147,015)

Total stockholders’ (deficit)	$(53,656)	$(27,015)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 6/30/12	For the three months ended 6/30/11	For the six months ended 6/30/12	For the period from 3/3/11 (inception) to 6/30/11	Cumulative from 3/3/11 (inception) to 6/30/12

Revenues, net	$-	$-	$-	$-	$-

Cost of revenues	-	-	-	-	-

Gross profit	-	-	-	-	-

Expenses:
General and administrative	125	14	167	452	1,082
Accounting fees	1,000	3,000	3,000	3,000	9,000
Legal consulting fees	8,074	500	23,074	58,000	93,574
Consulting fees	-	-	-	50,000	50,000
Total expenses	9,199	3,514	26,641	111,452	153,656

(Loss) from operations	(9,199)	(3,514)	(26,641)	(111,452)	(153,656)

Other income (expense)
Realized loss on investment	-	-	-	20,000	20,000
Total other income (expense)	-	-	-	20,000	20,000

Provision for income taxes	-	-	-	-	-

Net (loss)	$(9,199)	$(3,514)	$(26,641)	$(131,452)	$(173,656)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	18,000,000	23,000,000	19,291,209	22,566,667

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to June 30, 2012

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011 (audited)	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the period	-	-	-	(26,641)	(26,641)

Balance, June 30, 2012 (unaudited)	18,000,000	$18,000	$102,000	$(173,656)	$(53,656)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended 6/30/12	For the period from 3/3/11 (inception) to 6/30/11	Cumulative from 3/3/11 (inception) to 6/30/12
Cash flows from operating activities:
Net (loss)	$(26,641)	$(131,452)	$(173,656)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	20,000	20,000
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	26,641	11,452	53,656

Net cash provided (used) by operating activities	-	-	-

Net increase (decrease) in cash	-	-	-

Cash – beginning of period	-	-	-

Cash – end of period	$-	$-	$-

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$11,000	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	20,000	20,000
	$-	$31,000	$31,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2012, Statements of Operations for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012, for the period from March 3, 2011 (inception) to June 30, 2011, and cumulative from March 3, 2011 (Inception) to June 30, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to June 30, 2012, and the Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012, for the period from March 3, 2011 (inception) to June 30, 2011, and cumulative from March 3, 2011 (Inception) to June 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012 and its results of operations and its cash flows for the period ended June 30, 2012 and cumulative from March 3, 2011 (inception) to June 30, 2012.  The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2012 and for the period March 3, 2011 (inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012 and December 31, 2011, the Company had no cash or cash equivalents.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012 and December 31, 2011, the Company had no investments.

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

As of June 30, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2012 and cumulative from March 3, 2011 (inception) to June 30, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2012, the Company had an accumulated net loss of ($173,656).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

As of June 30, 2012, the Company had 18,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to June 30, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended June 30, 2012		For the period March 3, 2011 (inception) to June 30, 2012
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$9,324		$18,779
Change in valuation allowance	(9,324)		(18,779)

Total deferred tax provision	$-		$-

As of June 30, 2012, the Company had approximately $53,456 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to June 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

It was the Company’s intention to have the subsidiary operational for the 2011 holiday season.  This did not materialize and, as such, the Partytenders subsidiary did not have any operations during the period from October 1, 2011 (incorporation of Partytenders) through June 30, 2012.

Further, as of August 6, 2012, no shares have been issued by the Partytenders subsidiary nor have there been any further developments or operating activities.

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

For the period March 3, 2011 (inception) to June 30, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to June 30, 2012 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item and as of June 30, 2012 aggregate ($53,656); as of June 30, 2012, Taurus owned 27.8% of the Company’s issued and outstanding common stock.

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

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events from the date on the balance sheet through the date these financial statements are being filed with the Securities and Exchange Commission.  No material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

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

To meet our need for cash we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities and/or loans.  If we are unable to raise this additional funding, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

It is important to note that we are a development stage business.  As of June 30, 2012, we had no assets, minimal business activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

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

As of the date of this filing we have not commenced operations at Partytenders.

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

Status as a Shell Company

As of June 30, 2012, because we have nominal operations and minimal assets, we are considered to be a shell company under the Securities Exchange Act of 1934, as amended.  Because we are considered a shell company, the securities sold in previous offerings can only be resold through (i) registration under the Securities Act of 1933, as amended (“Securities Act”), (ii) Section 4(1) of the Securities Act, if available, for non-affiliates, or (iii) by meeting the conditions of Rule 144(i) of the Securities Act.

Results of Operations

Three Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($9,199) for the three months ended June 30, 2012 compared to a net loss of ($3,514) for the period a year ago.  This represents an increase in net loss of $5,685, or 161.8%.  Our net loss was attributable to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.  The increase in our net loss during the period reflects increases in the fees charged by some of our service providers.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2012 were $9,199 compared to $3,514 for the same period a year ago.  This represents an increase in operating expenses of $5,685, or 161.8%.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.  The increase in our operating expenses during the period reflects increases in the fees charged by some of our service providers.

Six Months Ended June 30, 2012

Revenues.  As of June 30, 2012, we have not generated any revenues and remain a development stage company.

Net Income (Loss).  We had a net loss of ($26,641) for the six months ended June 30, 2012 compared to a net loss of ($131,452) for the period from March 3, 2011 (inception) through June 30, 2011.  The net loss for the period was the result of ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.  The period from March 3, 2011 (inception) through June 30, 2011 included various one-time costs, including $100,000 paid to outside consultants and realizing a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2012 were $26,641, which is an $84,811, or 83.8%, decline compared to operating expenses of $111,452 for the period from March 3, 2011 (inception)

through June 30, 2011.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.  The period from March 3, 2011 (inception) through June 30, 2011 included various one-time startup costs, including $100,000 paid to outside consultants.

Cumulative During the Development Stage – March 3, 2011 (inception) through June 30, 2012

For ease of reading we refer to the period of March 3, 2011 (inception) through June 30, 2012 as the “Developmental Period”.

Revenues.  We have not generated any revenues during the Developmental Period.

Net Loss.  We have incurred a net loss of ($173,656) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $153,656.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($53,656) as of June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had no assets or cash.  Our total liabilities were $53,656 which consisted entirely of a accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of June 30, 2012, we only no assets or cash on hand, and we believe that we need at least $150,000 to commence operations and meet our minimal working capital requirements over the next 12 months.

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

Off –Balance Sheet Operations

As of June 30, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2012 and June 30, 2011, for the six months ended June 30, 2012, for the period from March 3, 2011 (inception) to June 30, 2011, and cumulative from March 3, 2011 (inception) to June 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2012, Blue Water had no cash or cash equivalents.

Investments

Blue Water accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2012, Blue Water had no investments.

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

As of June 30, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June, 2012 and cumulative from March 3, 2011 (inception) to June 30, 2012 Blue Water had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of June 30, 2012, Blue Water no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of June 30, 2012, have not been remedied.

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

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 9th day of August, 2012.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Christina Harris

Christina Harris

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director