Form 10-Q
period 2012-09-30
Blue Water Restaurant Group, Inc.
filed 2012-11-09
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-174557

              Blue Water Restaurant Group, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0611648 (I.R.S. Employer Identification Number)

            202 Osmanthus Way, Canton, GA  30114

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 8, 2012, was 18,000,000.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	9/30/12 (unaudited)	12/31/11 (audited)
Current assets:
Cash and equivalents	$25,000	$-
Accounts receivable	15,000	-
	40,000	-

Total assets:	$40,000	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$99,756	$27,015
Total current liabilities	99,756	27,015

Total liabilities	$99,756	$27,015

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 18,000,000 and 23,000,000 shares issued and outstanding, respectively	18,000	23,000
Additional paid-in capital	102,000	97,000
(Deficit) accumulated during the development stage	(179,756)	(147,015)

Total stockholders’ (deficit)	$(59,756)	$(27,015)

Total liabilities and stockholders’ (deficit)	$40,000	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended 9/30/12	For the three months ended 9/30/11	For the nine months ended 9/30/12	For the period from 3/3/11 (inception) to 9/30/11	Cumulative from 3/3/11 (inception) to 9/30/12

Revenues, net	$40,000	$-	$40,000	$-	$40,000

Cost of revenues	-	-	-	-	-

Gross profit	40,000	-	40,000	-	40,000

Expenses:
General and administrative	415	3	982	455	1,497
Consulting fees	-	-	-	50,000	50,000
Accounting fees	1,000	2,000	4,000	5,000	10,000
Legal fees	43,204	5,000	66,278	63,000	136,778
Transfer agent fees	1,481	-	1,481	-	1,481
Total expenses	46,100	7,003	72,741	118,455	199,756

(Loss) from operations	(6,100)	(7,003)	(32,741)	(118,455)	(159,756)

Other income (expense)
Realized loss on investment	-	-	-	20,000	20,000
Total other income (expense)	-	-	-	20,000	20,000

Provision for income taxes	-	-	-	-	-

Net (loss)	$(6,100)	$(7,003)	$(32,741)	$(138,455)	$(179,756)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	18,000,000	23,000,000	18,857,664	23,000,000

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to September 30, 2012

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011 (audited)	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the period	-	-	-	(32,741)	(32,741)

Balance, September 30, 2012 (unaudited)	18,000,000	$18,000	$102,000	$(179,756)	$(59,756)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended 9/30/12	For the period from 3/3/11 (inception) to 9/30/11	Cumulative from 3/3/11 (inception) to 9/30/12
Cash flows from operating activities:
Net (loss)	$(32,741)	$(138,455)	$(179,756)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	20,000	20,000
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,000)	-	(15,000)
Increase (decrease) in accounts payable (related party)	72,741	18,455	99,756

Net cash provided (used) by operating activities	25,000	-	25,000

Net increase (decrease) in cash	25,000	-	25,000

Cash – beginning of period	-	-	-

Cash – end of period	$25,000	$-	$25,000

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$11,000	$11,000
Rescission of shares (Arctic Eyes)	-	50,000	50,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	20,000	20,000
	$-	$81,000	$81,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2012, Statements of Operations for the three months ended September 30, 2012 and September 30, 2011, for the nine months ended September 30, 2012, for the period from March 3, 2011 (inception) to September 30, 2011, and cumulative from March 3, 2011 (Inception) to September 30, 2012, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to September 30, 2012, and the Statements of Cash Flows for the nine months ended September 30, 2012, for the period from March 3, 2011 (inception) to September 30, 2011, and cumulative from March 3, 2011 (Inception) to September 30, 2012, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2012 and its results of operations and its cash flows for the period ended September 30, 2012 and cumulative from March 3, 2011 (inception) to September 30, 2012.  The results for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.

Organization

Blue Water Restaurant Group, Inc. (“Company” or “Blue Water”) is a development stage company with minimal operations.  Blue Water was incorporated under the laws of the State of Nevada on March 3, 2011.  The Company’s business plan calls for the development of a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Its initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.  In addition to developing and launching its own restaurant concepts, Blue Water also provides restaurant development and operational management consulting services to outside restaurant businesses.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2012 and for the period March 3, 2011 (inception) to September 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2012 and December 31, 2011, the Company had $25,000 and $0 cash and equivalents, respectively.

Revenue Recognition

The Company recognizes revenue (1) when the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is assured.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of September 30, 2012 the allowance for doubtful accounts was $-0-.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2012 and December 31, 2011, the Company had no investments.

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

As of September 30, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2012 and cumulative from March 3, 2011 (inception) to September 30, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2012, the Company had an accumulated net loss of ($179,756).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to September 30, 2012 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

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

As of September 30, 2012, the Company had 18,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2012 and the period from March 3, 2011 (inception) to September 30, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the nine months ended 9/30/12		For the period March 3, 2011 (inception) to 9/30/12
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$11,459		$20,915
Change in valuation allowance	(11,459)		(20,915)

Total deferred tax provision	$-		$-

As of September 30, 2012, the Company had approximately $59,756 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to September 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

It was the Company’s intention to have the subsidiary operational for the 2011 holiday season.  This did not materialize and, as such, the Partytenders subsidiary did not have any operations during the period from October 1, 2011 (incorporation of Partytenders) through September 30, 2012.

Further, as of September 30, 2012, no shares have been issued by the Partytenders subsidiary nor have there been any further developments or operating activities.

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

For the period March 3, 2011 (inception) to September 30, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to September 30, 2012 all of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item and as of September 30, 2012 aggregate ($99,756); as of September 30, 2012, Taurus owned 31.7% of the Company’s issued and outstanding common stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation that recently commenced revenue producing activities.  During the period ended September 30, 2012 we were retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Simultaneous with this project we are continuing to seek additional sources of funding necessary to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 16, 2012, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 16, 2012.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

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

Plan of Operations

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.  In addition to developing and launching our own restaurant concepts, Blue Water also provides restaurant development and operational management consulting services to outside restaurant businesses.

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

As of September 30, 2012, we have not commenced operations at Partytenders.

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

Results of Operations

Three Months Ended September 30, 2012

Revenues.  During the three months ended September 30, 2012 we generated $40,000 in revenue.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Work on this project is anticipated to continue through the fiscal quarter ending March 31, 2013.

Net Income (Loss).  We had a net loss of ($6,100) for the three months ended September 30, 2012 compared to a net loss of ($7,003) for the period a year ago.  This represents a decrease in net loss of ($903), or (12.9%).  Our net loss was attributable to complying with our ongoing SEC reporting requirements and applying for a listing on the OTC Bulletin Board, which have consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2012 were $46,100 compared to $7,003 for the same period a year ago.  This represents an increase in operating expenses of $39,097, or 558.3%.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements and applying for a listing on the OTC Bulletin Board, which have consisted primarily of legal, accounting and outside consulting fees.  The significant increase in our operating expenses is the result of additional expenses related to the preparation and filing of a Form 15c2-11 application seeking a listing on the OTC Bulletin Board.

Nine Months Ended September 30, 2012

Revenues.  During the nine months ended September 30, 2012 we generated $40,000 in revenue.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Work on this project is anticipated to continue through the fiscal quarter ending March 31, 2013.

Net Income (Loss).  We had a net loss of ($32,741) for the nine months ended September 30, 2012 compared to a net loss of ($138,455) for the period from March 3, 2011 (inception) through September 30, 2011.  The net loss for the period was attributable to complying with our ongoing SEC reporting requirements and applying for a listing on the OTC Bulletin Board, which consisted primarily of legal, accounting and outside consulting fees.  The period from March 3, 2011 (inception) through September 30, 2011 included various one-time costs, including $100,000 paid to outside consultants and realizing a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Operating Expenses.  Our total operating expenses for the nine months ended September 30, 2012 were $72,741, which is an $45,714, or 38.6%, decline compared to operating expenses of $118,455 for the period from March 3, 2011 (inception) through September 30, 2011.  Our operating expenses were entirely related to complying with our ongoing SEC reporting requirements and applying for a listing on the OTC Bulletin Board, which have consisted primarily of legal, accounting and outside consulting fees.  The period from March 3, 2011 (inception) through September 30, 2011 included various one-time startup costs, including $100,000 paid to outside consultants.

Cumulative During the Development Stage – March 3, 2011 (inception) through September 30, 2012

For ease of reading we refer to the period of March 3, 2011 (inception) through September 30, 2012 as the “Developmental Period”.

Revenues.  During the Developmental Period we generated revenue of $40,000.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Work on this project is anticipated to continue through the fiscal quarter ending March 31, 2013.

Net Loss.  We have incurred a net loss of ($179,756) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, and applying for a listing on the OTC Bulletin Board.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $199,756.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, and applying for a listing on the OTC Bulletin Board.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($59,756) as of September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had $40,000 in current assets consisting of $25,000 in cash or equivalents and $15,000 in accounts receivable.  Our total liabilities were $99,756 which consisted entirely of accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

Off –Balance Sheet Operations

As of September 30, 2012, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2012 and September 30, 2011, for the nine months ended September 30, 2012, for the period from March 3, 2011 (inception) to September 30, 2011, and cumulative from March 3, 2011 (inception) to September 30, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2012, Blue Water had $25,000 in cash or equivalents.

Revenue Recognition

The Company recognizes revenue (1) when the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is assured.

Account Receivable

Account receivable is stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of September 30, 2012 the allowance for doubtful accounts was $-0-.

Investments

Blue Water accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2012, Blue Water had no investments.

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

As of September 30, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2012 and cumulative from March 3, 2011 (inception) to September 30, 2012 Blue Water had no dilutive financial instruments issued or outstanding.

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

Contractual Obligations

As of September 30, 2012, Blue Water no contractual obligations.

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

Based on management’s assessment, we have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of September 30, 2012, have not been remedied.

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

Item 4.  Mine Safety Disclosures

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

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 9th day of November, 2012.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer and Director

By:

/s/ Christina Harris

Christina Harris

Secretary, Treasurer, Chief Financial Officer,

Principal Accounting Officer and Director