Form 10-K
period 2012-12-31
Blue Water Restaurant Group, Inc.
filed 2013-02-11
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Yes ☐      No ☒

As of February 7, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $130,000, based upon the closing sale price as reported by the OTC Bulletin Board on that date.

As of February 7, 2013, there were 18,000,000 shares of our common stock, $0.001 par value issued and outstanding.

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

During the fiscal year ended December 31, 2012 we were retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We anticipate successfully concluding this consulting project during the three-month period ending March 31, 2013.  Simultaneous with this consulting project we are seeking similar projects that could benefit from our expertise while we continue seeking additional sources of funding necessary to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.

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

Based on the experience and observations of our management, on the island of St. Maarten, Dutch West Indies, where we intend to open our initial restaurant, the majority of the restaurants are independently owned and operated “mom and pop” type restaurants, particularly within the casual dining and fine dining restaurant categories.  Mom and pop restaurants are typically smaller in size, family or individually owned and operated, and non-franchised.  From our observations most of the chain and franchised restaurants in St. Maarten, Dutch West Indies are in the fast food category, which we will not be in direct competition against.

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

Based on our management’s personal experience the Caribbean region where we intend to open our restaurants is primarily dominated by smaller independent restaurant owners.  There are a few well-known brands operated by franchisees in the region, but they are mostly within the fast food restaurant category and are therefore not in direct competition with our proposed restaurants.  We believe we will primarily be competing against “mom and pop” restaurants, which are typically comprised of smaller family or individually owned and operated non-franchised restaurants and some of the destination resort properties that operate on-site restaurants for their guests.

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

It is important to note that even though we are generating some revenue we remain a development stage business.  As of February 7, 2013, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this Annual Report, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

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

Provide Dining Value.  We believe that our restaurants should provide our customers with interesting, high quality, and generously portioned (covering the entire plate) menu items that are aesthetically appealing and result in the customer leaving fully satisfied.  Complementing the dining aspect, we intend to offer the customer a unique variety of original drinks, each designed to perpetuate and immerse the customer in the restaurant’s overall concept.  It is our goal to generate at least a US$28 average check per guest, inclusive of food and drinks.  We estimate that our overall gross sales will be comprised of 65% food and 35% drinks.  We anticipate achieving and maintaining a 30% food cost and 18% liquor cost, which relates to our actual cost of the product compared to the gross revenue the product generates.  For example, if we sold a fish entree for $20 our actual cost would be $6 and our gross profit would be $14.  Prices for entrees will start at around $12 for a hamburger and rise to $42 for a prime rib steak dinner; prices for drinks will start at $3 for beer, $6 for basic well mixed drinks, and $8 for specialty drinks.  These price points are competitive with the existing restaurants our management team has scouted in the Simpson Bay area of St. Maarten, Dutch West Indies, where we intend to open our first Blue Water Bar & Grill™ that will cater to the tourist and local ex-patriot alike.

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

Partytenders, Inc.

On October 1, 2011 we incorporated Partytenders, Inc. in the State of Nevada as a wholly-owned subsidiary.  We intended for Partytenders to offer turnkey catering services to private parties and events.  On December 31, 2012 we discontinued all plans and operations relating to Partytenders.  We never engaged in any business, operating, or financing activities under Partytenders.

Proposed Milestones to Implement Business Operations

The following milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial baseline budget is based on receiving financing of at least $150,000 executing on the following milestones.  Presently we do not have any source of financing available to us and are continuing to explore various methods and sources of financing.  Upon securing sufficient financing we plan to complete the following proposed milestones:

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

Note: The amounts allocated to each line item in the above milestones are subject to change without notice.  Our planned milestones are based on the estimated amount of time to complete each milestone once we have secured adequate financing to begin working towards achieving these milestones.  Any line item amounts not expended completely, as detailed in the milestones above, shall be held in reserve as working capital and subject to reallocation as required for ongoing operations.

Long-Term Plan (5 Years)

Over the ensuing five years our growth and expansion will focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant a year.  Presently we have identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Barbados;

•

Aruba, Dutch West Indies;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Nassau, Bahamas.

We estimate that we will need to raise between $1.0 - $1.5 million through additional sales of our equity securities to open the proposed restaurants on each of the listed Caribbean islands.

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

Financing

We are in the process of trying to raise a sufficient amount of funds to open our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies and meet our projected expenditures over the next 12 months.  We believe we need a minimum of $150,000 in new financing to achieve this goal.  We are presently seeking new sources of financing.  Without limiting our available options, future equity financings will most likely be through the sale of additional shares of our common stock.  It is possible that we could also offer warrants, options and/or rights in conjunction with any future issuances of our common stock.  However, we can give no assurance that financing will be available to us, and if available to us, in amounts or on terms acceptable to us.  If we cannot secure adequate financing, we may be forced to cease operations and you will lose your entire investment

Government Regulation

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

Patents and Trademarks

Upon securing a leasehold in St. Maarten, Dutch West Indies for our first restaurant we intend to formally register the trademark “Blue Water Bar & Grill™”.  As of February 7, 2013, we have not initiated this process.  We have been advised that such an undertaking will cost us approximately $750, inclusive of legal and filing fees.

Property and Equipment

Our principal executive offices are located at 202 Osmanthus Way, Canton, GA  30114.  This office space is being provided to us by our president and chief executive officer, Michael Hume, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

202 Osmanthus Way

Canton, GA  30114

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

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  We estimate that these expenses will aggregate $15,000 annually.  Once we start developing our business and our financial statements and our SEC filings become more complex, we anticipate these costs will increase, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

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

We were incorporated on March 3, 2011, and have generated $40,000 in revenues and incurred ($223,566) in losses through December 31, 2012.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2013, possibly into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We need to raise additional capital.  Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

We have had limited operations to date which have been funded exclusively by our directors and current stockholders.  We need to raise an estimated minimum of $150,000 in additional capital in order to (i) secure a suitable leasehold in St. Maarten, Dutch West Indies to open our first Blue Water Bar & Grill™ restaurant, (ii) renovate and improve the leasehold to reflect the restaurant’s concept, and (iii) and initiate a marketing and advertising campaign featuring the restaurant.  We may need additional funds to complete further development of our business plan before we are able to achieve a sustainable level of revenue where ongoing operations can be funded out of revenues.  There is no assurance that any additional financing will be available, or if available, on terms that will be acceptable to us.  If we are not able to obtain additional financing, we may have to cease operations and investors will lose their entire investment.

Continued weak economic conditions may hinder our ability to open new restaurants, achieve profitability, and raise the $1.0-$1.5 million in additional financing we need to pursue our long-term business goals.

The economic conditions starting in late 2008 and continuing through December 31, 2012 in the United States and throughout the rest of the world, including the Caribbean region where we intend to focus our operations, have contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted business overall and consumer confidence.  If such conditions continue or worsen, they could have a further negative impact on tourism to the Caribbean region where we intend to operate, force us to delay new restaurant opening(s), result in reduced per person food, beverage, and souvenir purchases at our future restaurants, and prevent us from achieving profitability, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

In addition to our immediate financing needs, we anticipate we will need to raise an additional $1.0 - $1.5 million through future offerings of our common stock to open additional restaurants on other Caribbean islands.  If weak economic conditions continue, we may not be able to generate this amount of financing and be forced to delay or reevaluate our long-term business plan.  Further, even if we are able to obtain this future financing, it could be on terms that may be substantially dilutive to investors in our business which could affect our future earnings per share (EPS) and result in a loss for anyone purchasing shares of common stock in our business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated February 11, 2013.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

All of our intended future business operations will be conducted within the Caribbean region.  Presently we deposit all of our cash holdings in accounts held at RBC Bank in St. Maarten, Dutch West Indies.  Although we have not experienced any delays or restrictions, we could be subjected to restrictions and unexpected delays on transferring our cash balances into the United States under the provisions of the Patriot Act or applicable Anti-Money Laundering (AML) laws.  Should our bank or the US government take such precautions to verify the source of our funds, they could suspend transfers of our cash to the United States until such verification procedures are completed, which could delay the transfer of our funds by several business days.  Such verification procedures could be enacted if either our bank or the US government were to suspect any of the funds held in our accounts were linked to:

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

Our sole officer and director, Michael Hume, currently owns 61.1% of our issued and outstanding common stock and is able to control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our sole officer and director, Michael Hume, currently controls an aggregate of 11,000,000 shares of our common stock, or 61.1% of all issued and outstanding shares.  Accordingly, he is able to effectively control the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of our sole officer and director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The success of our business depends heavily on key personnel, particularly Michael Hume and his experience and understanding of our industry.  Our business would likely fail if we were to lose his services.

The success of our business will depend heavily upon the abilities and experience of our sole officer and director, Michael Hume.  The loss of Mr. Hume would have a significant and immediate impact on our business, results of operations, if any, and overall financial condition.  Further, the loss of Mr. Hume would force us to seek a replacement or replacements who may have less experience in the industry, fewer contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement for Mr. Hume, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Mr. Hume is not presently covered by an employment contract nor is he subject to a non-compete agreement which would survive the termination of his employment.  Mr. Hume can terminate his relationship with us at any time without cause.  Further, we do not carry “key person” insurance Mr. Hume.  The departure of Mr. Hume most likely would have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Hume’s continued services, our future success will also depend on our ability to attract and retain additional key personnel, especially in the areas of restaurant managers.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Because our sole officer and director, Michael Hume, devotes a limited amount of his time to our operations our business could fail if he is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing necessary to commence full-scale operations, and fulfilling the reporting requirements of a public company all fall upon our sole officer and director, Michael Hume.  Mr. Hume presently dedicates between 5 - 10 hours a week on our business.  We rely especially heavily on Mr. Hume’s knowledge and experience in the restaurant industry to further our business development.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as General Manager of The Arena Tavern, a sports-themed restaurant he has been operating since April 2009.  Potential conflicts that may arise between his competing business activities include, among others we may not presently foresee:

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

Our sole officer also serves as our sole director on our Board of Directors.  As such, he has the ability to establish his own compensation packages.

Our sole officer, Michael Hume, also serves as our sole director on our Board of Directors.  Presently he is our only employee.  As such, and in all non-voting matters, he can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors.  The interests of our sole director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.  In particular, and at his sole discretion, he may establish his own compensation package which could be contrary to the interests of other shareholders, and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to opening our proposed restaurant may differ significantly.

The projected costs and other related expenses in our business plan and in the Plan of Operations starting on page 5 of this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

Risk Factors Relating to Our Common Stock

There is a limited, volatile, and sporadic public trading market for our common stock and we cannot assure you that an active public trading market for our common stock will develop, of if developed, be sustained.  Even if a market further develops, you may not be able to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

There is presently a limited public trading market for our registered common stock which presently trades on the OTC Bulletin Board under the trading symbol “BUWR”.

An application for quotation on the OTC Bulletin Board was submitted by a market maker who agreed to sponsor the security and who demonstrated compliance with Rule 15c2-11 of the Securities Exchange Act of 1934 (“Exchange Act”).  The application for quotation of our registered common stock on the OTC Bulletin Board was accepted on November 6, 2012.  We also caused a different market maker to submit an application in November 2012 on our behalf to the Depository Trust Corporation (“DTC”) to become eligible for electronic trading (“DTC Eligible”).  We are currently approved for DTC electronic trading.

Even though our registered common stock is approved for quotation and electronic trading on the OTC Bulletin Board, the number of institutions and/or persons interested in purchasing our registered common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including, among others, the fact that we are a small and unproven company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community responsible for generating or influencing trading volume, and that even if we were to come to the attention of such institutions and/or persons, they tend to be more risk averse and may be reluctant to follow an unproven business such as ours or purchase or recommend the purchase of our shares until such time as we have demonstrated sufficient success with our business plan.  As such, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without adversely affecting their share price.  We cannot assure you that an active public trading market for our registered common stock will develop and, if developed, be sustained.

Even if a sustained active public trading market develops for our registered common stock, the market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions and consumer spending habits;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a significant distributor, retailer, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we may seek additional funding in the future, our future funding sources may likely prohibit us from paying any dividends.  Because we do not intend to declare dividends, any gain on an investment in our shares of common stock will need to come through the appreciation of our common stock’s share price, for which we can give no assurances that our common stock will ever appreciate in value and, even if it does appreciate in value, that you will be able to sell your shares of our common stock for a profit.

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

It is important to note that as of February 7, 2013 we had no shares of preferred stock issued or outstanding.

We are presently subject to the "Penny Stock" rules of the SEC which could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, and increase your transaction costs to sell shares of our common stock.

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

Our common stock presently trades under $5 a share and is subject to the “penny stock” rules.  The continued application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock, or cause an increase the transaction costs related to of our common stock.

The OTC Bulletin Board is a quotation system, not an issuer listing service, market, or exchange.  Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange.

The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume limitations in over-the-counter securities.  Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed.  In addition, quote information, or even firm quotes, may not be available.  The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price.  Execution of trades, execution reporting, and the delivery of legal trade confirmation may be delayed significantly.  Consequently, you may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price that was quoted by the OTC Bulletin Board at the time of the order entry.

Orders for OTC Bulletin Board securities may be cancelled or edited like orders for other securities.  All requests to change or cancel an order must be submitted to, received by, and processed by the OTC Bulletin Board.  Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit their order in a timely manner.  Consequently, you may not be able to sell shares of our common stock at optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately.  Further, purchasers of securities may incur an immediate “paper” loss due to the price spread.  Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board.  As such, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

If established, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities, could divert management's attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

We have identified deficiencies in our current internal controls over financial reporting.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have, through the participation of our sole officer and director, Michael Hume, assessed the current effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our current internal controls over financial reporting are not effective due to control deficiencies that constituted material weaknesses.

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2013 to address the current material weaknesses described above:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 202 Osmanthus Way, Canton, GA  30114.  This office space is being provided to us by our president and chief executive officer, Michael Hume, free of charge.

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

During the past ten (10) years Michael Hume has not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which Mr. Hume was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Hume’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock started trading on the OTC Bulletin Board on November 6, 2012 under the trading symbol “BUWR”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTC Bulletin Board.  The following table sets forth the high and low sales prices of our common stock as reported by the OTC Bulletin Board for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2012
Fourth Quarter (1)	$-0-	$-0-

Year Ending December 31, 2013
First Quarter (through February 7, 2013)	$0.10	$0.10

(1)

Our common stock received clearance from FINRA to trade on the OTC Bulletin Board on November 6, 2012.  It did not start trading until February 2013.

The closing price of our common stock on February 7, 2013 was $0.10 as reported by the OTC Bulletin Board.

Holders of Record

As of February 7, 2013, we had 18,000,000 shares of our common stock issued and outstand held by approximately 38 stockholders of record.  We had no shares of preferred stock issued and outstanding.

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

As of February 7, 2013, we had 18,000,000 shares of common stock issued and outstanding.

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

As of February 7, 2013, we had no shares of preferred stock issued or outstanding.  Further, we have no present plans to issue any shares of preferred stock.

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

Listing

Our common stock is quoted on the OTC Bulletin Board under the symbol “BUWR”.

Securities Authorized for Issuance Under Equity Compensation Plans

As of February 7, 2013, we have not adopted an equity compensation plan and have not granted any stock options.

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since March 3, 2011 (inception) through February 7, 2013:

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

On February 17, 2012, we mutually agreed to rescind our consulting agreement with Arctic Eyes, LLC.  Arctic Eyes returned the 5,000,000 shares it had been holding since March 3, 2011.  These shares were subsequently cancelled and return to the Blue Water’s treasury.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation that commenced revenue producing activities during the fiscal year ended December 31, 2012 when we were retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Simultaneous with this project we are continuing to seek additional sources of funding necessary to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.

Our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Although we have begun to generate revenue it is not sufficient to meet our financial obligations, particularly our ongoing reporting requirements with the SEC.  We do not anticipate generating revenues sufficient to meet our financial obligations until we are able to open first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we presently are exploring other such sources of funding, including raising funds through a second public offering, a private placement of securities and/or loans.  If we are unable to raise this additional funding, we may have to suspend operations until we do raise the cash or cease operations entirely.

The following discussion should be read in conjunction with our financial statements and the notes thereto and the other information included in this Annual Report as filed with the SEC on Form 10-K.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the early stages of developing operations.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2012 as fiscal 2012 or the fiscal year ended December 31, 2012 and the period March 3, 2011 (inception) through December 31, 2011 as fiscal 2011 or the fiscal year ended December 31, 2011.

Fiscal Year Ended December 31, 2012

Revenues.  During fiscal 2012 we generated $40,000 in revenue compared to $-0- in revenue during fiscal 2011.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Work on this project is continuing and is expected to be concluded during the fiscal quarter ending March 31, 2013.

Net Income (Loss).  We had a net loss of ($76,551), or ($0.00) per share, for fiscal 2012 compared to a net loss of ($147,015), or ($0.01) per share, for fiscal 2011.  This represents a decrease in net loss of $70,464, or 47.9%.  Our net loss was attributable to complying with our ongoing SEC reporting requirements and applying for DTC Eligibility, which have consisted primarily of legal, accounting and outside consulting fees.  The improvement in our net loss is attributable to us generating our first revenue.

Operating Expenses.  Our total operating expenses for fiscal 2012 was $116,551 compared to $127,015 for fiscal 2011.  This represents a decrease in operating expenses of ($10,464), or (8.2%).  Our operating expenses were primarily attributable to complying with our ongoing SEC reporting requirements and applying for DTC Eligibility, which have consisted primarily of legal, accounting and outside consulting fees.

Other income (expenses).  During fiscal 2012 and fiscal 2011 we recorded $-0- and ($20,000) in other expenses, respectively.  These other expenses incurred in fiscal 2011 were the result of realizing a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Cumulative During the Development Stage – March 3, 2011 (inception) through December 31, 2012

For ease of reading we refer to the period of March 3, 2011 (inception) through December 31, 2012 as the “Developmental Period”.

Revenues.  During the Developmental Period we generated revenue of $40,000.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  Work on this project is continuing and is expected to be concluded during the fiscal quarter ending March 31, 2013.

Net Loss.  We have incurred a net loss of ($223,566) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, applying for a listing on the OTC Bulletin Board, and applying for DTC Eligibility.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $203,566.  These operating expenses were primarily attributable to organizational costs related to our formation, an early offering of our common stock, complying with our ongoing SEC reporting requirements, applying for a listing on the OTC Bulletin Board, and applying for DTC Eligibility.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on an equity investment in Island Radio, Inc. (OTCBB: ISLD).

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($103,566) as of December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, we had $30,299 in current assets consisting of solely of cash.  Our total liabilities were $133,865 which consisted entirely of accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

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

We do not engage in off-balance sheet transactions.

Contractual Obligations

As of December 31, 2012, we had no contractual obligations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2012, for the fiscal year ended December 31, 2012, for the period March 3, 2011 (inception) to December 31, 2011, and cumulative from March 3, 2011 (inception) through December 31, 2012.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012, we had $30,299 in cash and equivalents.

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

As of December 31, 2012 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period March 3, 2011 (inception) to December 31, 2012 we had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15,

2011 with retrospective application required.  The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Blue Water has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of December 31, 2012, Blue Water had no contractual obligations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Water Restaurant Group, Inc. (A Development Stage Company)

Suwanee, Georgia

We have audited the accompanying balance sheets of Blue Water Restaurant Group, Inc. (A Development Stage Company) as of December 31, 2012 and 2011 and the related statement of operations, stockholders’ deficit and cash flows for the year and period then ended and the period from March 3, 2011 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Water Restaurant Group, Inc. as of December 31, 2012 and 2011  and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

February 11, 2013

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	12/31/12	12/31/11
Current assets:
Cash and equivalents	$30,299	$-
	30,299	-

Total assets:	$30,299	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$133,865	$27,015
	133,865	27,015

Total liabilities	$133,865	$27,015

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 18,000,000 and 23,000,000 shares issued and outstanding, respectively	18,000	23,000
Additional paid-in capital	102,000	97,000
(Deficit) accumulated during the development stage	(223,566)	(147,015)

Total stockholders’ (deficit)	$(103,566)	$(27,015)

Total liabilities and stockholders’ (deficit)	$30,299	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the fiscal year ended 12/31/12	For the period from March 3, 2011 (inception) to 12/31/11	Cumulative from March 3, 2011 (inception) to 12/31/12

Revenues, net	$40,000	$-	$40,000

Cost of revenues	-	-	-

Gross profit	40,000	-	40,000

Expenses:
General and administrative	1,066	515	1,581
Consulting fees	9,000	50,000	59,000
Accounting fees	5,000	6,000	11,000
Legal fees	99,458	70,500	169,958
Transfer agent fees	2,027	-	2,027
Total expenses	116,551	127,015	243,566

(Loss) from operations	(76,551)	(127,015)	(203,566)

Other income (expense):
Realized loss on investment	-	(20,000)	(20,000)
Total other income (expense)	-	(20,000)	(20,000)

Provision for income taxes	-	-	-

Net (loss)	$(76,551)	$(147,015)	$(223,566)

(Loss) per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	18,628,415	22,828,383

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to December 31, 2012

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the period	-	-	-	(76,551)	(76,551)

Balance, December 31, 2012	18,000,000	$18,000	$102,000	$(223,566)	$(103,566)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the fiscal year ended 12/31/12	For the period from 3/3/11 (inception) to 12/31/11	Cumulative from 3/3/11 (inception) to 12/31/12
Cash flows from operating activities:
Net (loss)	$(76,551)	$(147,015)	$(223,566)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	20,000	20,000
Common stock issued in connection with services provided by consultants	-	100,000	100,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	106,850	27,015	133,865

Net cash provided (used) by operating activities	30,299	-	30,299

Net increase (decrease) in cash	30,299	-	30,299

Cash – beginning of period	-	-	-

Cash – end of period	$30,299	$-	$30,299

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$11,000	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	20,000	20,000
Rescinding of shares	5,000	-	5,000
	$5,000	$31,000	$36,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of December 31, 2012, for the fiscal year ended December 31, 2012, and for the period March 3, 2011 (inception) to December 31, 2011.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2012 and December 31, 2011, the Company had $30,299 and $-0- cash and equivalents, respectively.

Revenue Recognition

The Company recognizes revenue (1) when the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is assured.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2012 and December 31, 2011 the allowance for doubtful accounts was $-0-.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2012 and December 31, 2011, the Company had no investments.

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

As of December 31, 2012 and December 31, 2011 we believe that the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal year ended December 31, 2012, for the period March 3, 2011 (inception) to December 31, 2011, and cumulative from March 3, 2011 (inception) to December 31, 2012 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2012, the Company had an accumulated net loss of ($223,566).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to December 31, 2012 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

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

As of December 31, 2012, the Company had 18,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2012, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to December 31, 2012 was as follows, assuming a 35 percent effective tax rate:

	For the fiscal year ended 12/31/12		For the period from March 3, 2011 (inception) to 12/31/11
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$36,248		$9,455
Change in valuation allowance	(36,248)		(9,455)

Total deferred tax provision	$-		$-

As of December 31, 2013, the Company had approximately $103,566 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

In late 2012 the Company determined not to pursue the Partytenders concept and dissolved the subsidiary on December 31, 2012.  No shares were ever issued by the Partytenders subsidiary.  Further, no operating activities ever were conducted within the subsidiary.

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

NOTE 8 – Related Party Transactions

As of December 31, 2012, the Company operated out of office space that is being provided to us by our president and chief executive officer, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to December 31, 2012 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to December 31, 2012 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of December 31, 2012, Taurus owned 31.7% of the Company’s issued and outstanding common stock.

NOTE 9 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”.  This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any).  If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required.  ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required.  The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer and director, Michael Hume, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2012 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, Mr. Hume has concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Mr. Hume has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

•

Blue Water lacks sufficient resources to perform the internal audit function and does not have an Audit Committee;

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Blue Water.  The Board of Directors is comprised of one (1) member who also serves as Blue Water’s sole executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Blue Water; and

•

Documentation of all proper accounting procedures is not yet complete.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our sole officer and director, Michael Hume, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2012 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of February 7, 2013 are as follows:

Name	Age	Position

Michael Hume	41	President, Chief Executive Officer, Treasurer, Secretary, and Director (Sole Officer and Director)

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

Michael Hume, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception on March 3, 2011 and has served as our Treasurer and Secretary since January 2013, when he became our sole officer and director.  Mr. Hume brings to us over 18 years of sales, management, and promotional experience within the restaurant industry.  Concurrently with his duties at Blue Water, Mr. Hume is the General Manager of The Arena Tavern in Duluth, Georgia, a restaurant he was responsible for since overseeing its grand opening in April 2009.  Prior to opening The Arena Tavern and starting in August 2007 Mr. Hume was involved in the opening and development of The Hudson Grille chain of restaurants in the Atlanta, Georgia area which was comprised of 14 restaurants companywide.  Between August 2005 and April 2007 Mr. Hume served as the Treasurer and Secretary of Premier Development & Investment, Inc., a publicly traded company, and was the General Manager of its wholly-owned Player’s Grille, Inc. subsidiary starting in August 2004.  Mr. Hume attended the University of South Florida in Tampa, Florida between 1993 and 1997.

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

Involvement in Legal Proceedings

None of our officers or directors – past or present – have appeared as a party during the past ten (10) years in any legal proceedings that may bear on their ability or integrity to serve as an officer or director of Blue Water.

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

Board of Director’s Role in Risk Oversight

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Christina Harris	Two	One	None

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 3, 2011 through December 31, 2012.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on March 3, 2011 through December 31, 2012.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2013.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

Michael Hume President, CEO, Treasurer, Secretary, Director (Sole Officer and Director) (1)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Christina Harris, Former Treasurer and Secretary (2)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)

Michael Hume received 6,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Mr. Hume has received no other compensation.  Mr. Hume assumed Christina Harris’s duties on January 11, 2013, becoming Blue Water’s sole officer and director.

(2)

Christina Harris received 5,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Ms. Harris has received no other compensation.  Ms. Harris gifted these shares to Michael Hume on July 9, 2012 and resigned from all of her positions with Blue Water on January 11, 2013.

The following table sets forth information with respect to compensation paid by us to our directors from inception on March 3, 2011 through December 31, 2012.  Our fiscal year end is December 31.

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

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of February 7, 2013 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Michael Hume and Christina Harris received 6,000,000 and 5,000,000 shares, respectively, of our shares of our common stock as compensation for their services.  These shares were issued on March 3, 2011 and were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  We have no plans to begin paying our current officer any cash compensation during the current fiscal year ending December 31, 2013.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of February 7, 2013 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of February 7, 2013, we had 18,000,000 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
Michael Hume, President, CEO, Treasurer, Secretary, and Director (Sole Officer and Director)	11,000,000	26.1%	-0-	0%

All officers and directors as a group (1 person)	11,000,000	47.8%	-0-	0%

Five Percent Stockholders
Taurus Financial Partners, LLC (1)	5,700,000	24.8%	-0-	0%

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any authorized Equity Compensation Plans nor do we intend to establish any such plans during the fiscal year ending December 31, 2013.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Blue Water.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space provided by our sole officer and director, Michael Hume.  This arrangement was agreed upon by Mr. Hume on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to this arrangement.  Should Mr. Hume become uninvolved in our business this arrangement would certainly come to an end and we would be required to seek office space elsewhere, potentially at great expense to us.

Other than the foregoing, we do not currently have any conflicts of interest.  We have not yet formulated a policy for handling conflicts of interest.  However, we intend to do so prior to hiring our first employee.

Share Issuances to Promoters

On March 3, 2011 we issued an aggregate of 11,000,000 restricted shares of our common stock, par value $0.001, to our officers, Michael Hume and Christina Harris, as Founder’s Stock, which was recorded with a net valuation of $-0-.  Mr. Hume and Ms. Harris received 6,000,000 and 5,000,000 shares, respectively.

On July 9, 2012 Ms. Harris transferred her shares to Mr. Hume as a gift.  As of February 7, 2012 Mr. Hume owned 11,000,000 shares of our common stock.

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

Additionally, and as of December 31, 2012, we had $133,865 in accounts payable to Taurus.

Further, and as of February 7, 2013, Taurus is considered a promoter and an affiliate shareholder and presently owns 5,700,000 shares, or 31.7%, of our issued and outstanding shares of common stock.  J. Scott Sitra is the sole owner and control person of Taurus.

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

The market value of the services at the time of the share issuance was valued at $50,000.  Hence, we valued the shares we issued Arctic Eyes at $50,000, or $0.01 per share.

On February 17, 2012, Blue Water and Arctic Eyes, LLC mutually agreed to rescind their consulting agreement.  Arctic Eyes returned the 5,000,000 shares it was holding which were subsequently cancelled by Blue Water.

There is no formal business relationship between Taurus and Arctic Eyes.  The companies have worked on the same project in the past and sometimes, during the normal course of business, refer clients to one another.  Neither has paid nor received compensation, cash or otherwise, for such client referrals.

As of February 7, 2013, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)

Michael Hume, President, CEO and Chairman	6,000,000 shares of restricted common stock (1)	$ -0- (1)
Taurus Financial Partners, LLC	5,000,000 shares of restricted common stock	$50,000

(1)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-

As of February 7, 2013, we have no agreements in place to provide additional compensation to any of the above promoters.

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

Director Independence

The OTC Bulletin Board, where our shares of common stock are quoted under the symbol “BUWR”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

	For the Fiscal Year Ended December 31, 2012	From March 3, 2011 (inception) through December 31, 2011

Audit Fees	$5,000	$6,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 11th day of February, 2013.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Director

(Sole Officer and Director)