Form 10-Q
period 2013-03-31
Blue Water Restaurant Group, Inc.
filed 2013-04-25
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of April 23, 2013, was 18,000,000.

TABLE OF CONTENTS

 Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the Registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Registrant’s plans and objectives are based, in part, on assumptions involving it continuing as a going concern and executing on its stated business plan and objectives.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant.  Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

As used in this Quarterly Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Restaurant Group, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	3/31/13 (unaudited)	12/31/12 (audited)
Current assets:
Cash and equivalents	$1,770	$30,299
Accounts receivable	10,000	-
	11,770	30,299

Total assets:	$11,770	$30,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$171,385	$133,865
Total current liabilities	171,385	133,865

Total liabilities	$171,385	$133,865

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	102,000	102,000
(Deficit) accumulated during the development stage	(279,615)	(223,566)

Total stockholders’ (deficit)	$(159,615)	$(103,566)

Total liabilities and stockholders’ (deficit)	$11,770	$30,299

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Cumulative from March 3, 2011 (inception) to 3/31/13
	2013	2012

Revenues, net	$10,000	$-	$50,000

Cost of revenues	-	-	-

Gross profit	10,000	-	50,000

Expenses:
General and administrative	1,042	442	2,622
Consulting fees	9,000	-	68,000
Accounting fees	3,500	2,000	14,500
Legal fees	51,635	15,000	221,593
Transfer agent fees	872	-	2,900
Total expenses	66,049	17,442	309,615

(Loss) from operations	(56,049)	(17,442)	(259,615)

Other income (expense):
Realized loss on investment	-	-	(20,000)
Total other income (expense)	-	-	(20,000)

Provision for income taxes	-	-	-

Net (loss)	$(56,049)	$(17,442)	$(279,615)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	18,000,000	20,637,363

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to March 31, 2013

	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage
Description	Shares	Amount			Total

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-

Issuance of common shares to Consultants	10,000,000	10,000	90,000	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	20,000

Net (loss) for the period	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011 (audited)	23,000,000	$23,000	$97,000	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-

Net (loss) for the period	-	-	-	(76,551)	(76,551)

Balance, December 31, 2012 (audited)	18,000,000	$18,000	$102,000	$(223,566)	$(103,566)

Net (loss) for the period	-	-	-	(56,049)	(56,049)

Balance, March 31, 2013 (unaudited)	18,000,000	$18,000	$102,000	$(279,615)	$(159,615)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		Cumulative from 3/3/11 (inception) to 3/31/13
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(56,049)	$(17,442)	$(279,615)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	-	20,000
Common stock issued in connection with services provided by consultants	-	-	100,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,000)	-	(10,000)
Increase (decrease) in accounts payable (related party)	37,520	17,442	171,385

Net cash provided (used) by operating activities	(28,529)	-	1,770

Net increase (decrease) in cash	(28,529)	-	1,770

Cash – beginning of period	30,299	-	-

Cash – end of period	$1,770	$-	$1,770

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	-	20,000
Rescinding of shares	-	-	5,000
	$-	$-	$36,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER RESTAURANT GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of March 31, 2013, Statements of Operations for the three months ended March 31, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to March 31, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to March 31, 2013, and the Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to March 31, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013 and its results of operations and its cash flows for the period ended March 31, 2013 and cumulative from March 3, 2011 (inception) to March 31, 2013.  The results for the period ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2013, for the three months ended March 31, 2013 and 2012, and for the period March 3, 2011 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, the Company had $1,770 in cash and equivalents.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company generates and anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) consulting services consisting of restaurant development and operational management services to outside restaurant businesses.  Revenue from food, beverage and souvenir sales at its future Blue Water Bar & Grill™ restaurants will be recognized at the time of the sale and revenues from consulting services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of March 31, 2013 the allowance for doubtful accounts was $-0-.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2013, the Company had no investments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2013 Using:

	March 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,770	$1,770	$-	$-
Accounts receivable	10,000	10,000	-	-
	$11,770	$11,770	$-	$-

Liabilities
Accounts payable (related party)	$171,385	$171,385	$-	$-
	$171,385	$171,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 and 2012, and cumulative from March 3, 2011 (inception) to March 31, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2013, the Company had an accumulated net loss of ($279,615).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to March 31, 2013 the Company issued an aggregate of 23,000,000 shares of its common stock as follows:

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

As of March 31, 2013, the Company had 18,000,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to March 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended 3/31/13		For the period from March 3, 2011 (inception) to 3/31/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$19,617		$55,865
Change in valuation allowance	(19,617)		(55,865)

Total deferred tax provision	$-		$-

As of March 31, 2013, the Company had approximately $159,615 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2031.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to March 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

NOTE 8 – Related Party Transactions

As of March 31, 2013, the Company operated out of office space that is being provided to us by our president and chief executive officer, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to March 31, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to March 31, 2013 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of March 31, 2013, Taurus owned 31.7% of the Company’s issued and outstanding common stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation that commenced revenue producing activities during the fiscal year ended December 31, 2012 when we were retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed this project during the three months ended March 31, 2013.

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

Presently we are seeking additional sources of funding necessary to open our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies, including through a currently ongoing registered offering of our common stock.  If we are unable to raise this additional funding, we may have to suspend operations until we do raise the cash or cease operations entirely.

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

To become profitable and competitive, we have to successfully open operating restaurant properties.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds.

Currently we are undertaking a registered offering of our common stock.  We cannot provide any assurances that this offering will be successful.  Further, it is important to note that we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Plan of Operation

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

It is important to note that even though we are generating some revenue we remain a development stage business.  As of March 31, 2013, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this Quarterly Report, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues.  We generated $10,000 in revenue during the three months ended March 31, 2013 and $-0- for the same period a year ago.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Net Income (Loss).  We had a net loss of ($56,049) for the three months ended March 31, 2013 compared to a net loss of ($17,442) for the same period a year ago, which represented a $38,607, or 221.3%, increase in net loss.  The increase in net loss was the result of higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2013 were $66,049, which is a $48,607, or 278.7%, increase compared to operating expenses of $17,442 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through March 31, 2013

For ease of reading we refer to the period of March 3, 2011 (inception) through March 31, 2013 as the “Developmental Period”.

Revenues.  We have generated $50,000 in revenue during the Development Period.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Net Loss.  We have incurred a net loss of ($279,615) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $309,615.  These operating expenses were primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock, $0.001 par value.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($159,615) as of March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, we had total assets of $10,770, which consisted of $1,770 in cash and $10,000 in accounts receivable.  Our total liabilities were $171,385 which consisted entirely of a accounts payable to an affiliated shareholder, Taurus Financial Partners, LLC.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, possibly even longer.  As of March 31, 2013, we had nominal assets and anticipate that we need at least $150,000 in additional financing to commence operations and meet our minimal working capital requirements over the next 12 months.

Currently we are undertaking a registered offering of our common stock.  We cannot provide any assurances that this offering will be successful.  Further, it is important to note that we do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Our financial statements found within this Quarterly Report on Form 10-Q and the aforementioned Annual Report on Form 10-K contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off –Balance Sheet Operations

As of March 31, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2013 and 2012, and cumulative from March 3, 2011 (inception) to March 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2013, we had $1,770 in cash and equivalents.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2013 Using:

	March 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$1,770	$1,770	$-	$-
Accounts receivable	10,000	10,000	-	-
	$11,770	$11,770	$-	$-

Liabilities
Accounts payable (related party)	$171,385	$171,385	$-	$-
	$171,385	$171,385	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period March 3, 2011 (inception) to March 31, 2013 we had no dilutive financial instruments issued or outstanding.

Revenue Recognition

Blue Water follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Blue Water recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Blue Water generates and anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) consulting services consisting of restaurant development and operational management services to outside restaurant businesses.  Revenue from food, beverage and souvenir sales at its future Blue Water Bar & Grill™ restaurants will be recognized at the time of the sale and revenues from consulting services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable, and collectability is probable.

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

Contractual Obligations

As of March 31, 2013, Blue Water no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our sole officer and director, Michael Hume, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Mr. Hume has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency has not resulted in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

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

These weaknesses have existed since our inception on March 3, 2011 and, as of March 31, 2013, have not been remedied.

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

* Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 25th day of April, 2013.

BLUE WATER RESTAURANT GROUP, INC.

By:

/s/ Michael Hume

Michael Hume

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Principal Financial Officer, Secretary and Director

(Sole Officer and Director)