Form 10-Q
period 2013-06-30
Blue Water Restaurant Group, Inc.
filed 2013-07-22
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-174557

              Blue Water Global Group, Inc.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	45-0611648 (I.R.S. Employer Identification Number)

           202 Osmanthus Way, Canton, GA  30114

 (Address of principal executive offices)

            Tel: (949) 264-1475, Fax: (949) 607-4052

 (Registrant’s telephone number, including area code)

                                                  Blue Water Restaurant Group, Inc.

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of July 19, 2013, was 22,775,000.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” mean Blue Water Global Group, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	6/30/13 (unaudited)	12/31/12 (audited)
Current assets:
Cash and equivalents	$146	$30,299
Accounts receivable	10,000	-
	10,146	30,299

Total assets:	$10,146	$30,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$182,511	$133,865
Accounts payable (non-related)	9,000	-
Total current liabilities	191,511	133,865

Total liabilities	$191,511	$133,865

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 70,000,000 shares authorized; 22,700,000 and 18,000,000 shares issued and outstanding, respectively	22,700	18,000
Additional paid-in capital	567,300	102,000
(Deficit) accumulated during the development stage	(301,365)	(223,566)
Less common stock subscribed	(470,000)	-

Total stockholders’ (deficit)	$(181,365)	$(103,566)

Total liabilities and stockholders’ (deficit)	$10,146	$30,299

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative from 3/3/11 (inception) to 6/30/13
	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues, net	$-	$-	$10,000	$-	$50,000

Cost of revenues	-	-	-	-	-

Gross profit	-	-	10,000	-	50,000

Expenses:
General and administrative	3,435	125	4,476	567	56,057
Consulting fees	9,000	-	18,000	-	27,000
Accounting fees	1,000	1,000	4,500	3,000	15,500
Legal consulting fees	7,500	8,074	59,135	23,074	229,093
Transfer agent fees	815	-	1,688	-	3,715
Total expenses	21,750	9,199	87,799	26,641	331,365

(Loss) from operations	(21,750)	(9,199)	(77,799)	(26,641)	(281,365)

Other income (expense)
Realized loss on investment	-	-	-	-	(20,000)
Total other income (expense)	-	-	-	-	(20,000)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(21,750)	$(9,199)	$(77,799)	$(26,641)	$(301,365)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	21,150,549	18,000,000	19,583,978	19,291,209

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to June 30, 2013

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	11,000,000	11,000	(11,000)	-	-	-

Issuance of common shares to consultants	10,000,000	10,000	90,000	-	-	100,000

Issuance of common shares for restricted securities	2,000,000	2,000	18,000	-	-	20,000

Net (loss) for the period	-	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011 (audited)	23,000,000	$23,000	$97,000	$-	$(147,015)	$(27,015)

Rescinding of consulting agreement	(5,000,000)	(5,000)	5,000	-	-	-

Net (loss) for the period	-	-	-	-	(76,551)	(76,551)

Balance, December 31, 2012 (audited)	18,000,000	$18,000	$102,000	$-	$(223,566)	$(103,566)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to June 30, 2013

(continued)

Balance, December 31, 2012 (audited)	18,000,000	$18,000	$102,000	$-	$(223,566)	$(103,566)

Issuance of common shares for cash	4,700,000	4,700	465,300	(470,000)	-	-

Net (loss) for the period	-	-	-	-	(77,799)	(77,799)

Balance, June 30, 2013 (unaudited)	22,700,000	$22,700	$567,300	$(470,000)	$(301,365)	$(181,365)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,		Cumulative from 3/3/11 (inception) to 6/30/13
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(77,799)	$(26,641)	$(301,365)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Realized loss on investment	-	-	20,000
Common stock issued in connection with services provided by consultants	-	-	100,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,000)	-	(10,000)
Increase (decrease) in accounts payable (related party)	48,646	26,641	191,511
Increase (decrease) in accounts payable (non-related)	9,000	0	9,000

Net cash provided (used) by operating activities	(30,153)	-	146

Net increase (decrease) in cash	(30,153)	-	146

Cash – beginning of period	30,299	-	-

Cash – end of period	$146	$-	$146

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	-	20,000
Rescinding of shares	-	-	5,000
Issuance of common shares for common stock subscribed	470,000	-	470,000
	$-	$-	$506,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2013, Statements of Operations for the three months ended June 30, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to June 30, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to June 30, 2013, and the Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to June 30, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013 and its results of operations and its cash flows for the period ended June 30, 2013 and cumulative from March 3, 2011 (inception) to June 30, 2013.  The results for the period ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

Organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is a development stage company with only early stage operations.  Blue Water was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company’s business plan calls for the development of a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Its initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.  In addition to developing and launching its own restaurant concepts, Blue Water also provides restaurant development and operational management consulting services to outside restaurant businesses.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended June 30, 2013 and for the period March 3, 2011 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, the Company had $146 in cash and equivalents.

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

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of June 30, 2013 the allowance for doubtful accounts was $-0-.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2013, the Company had no investments.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2013 Using:

	June 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$146	$146	$-	$-
Accounts receivable	10,000	10,000	-	-
	$10,146	$10,146	$-	$-

Liabilities
Accounts payable (related party)	$182,511	$182,511	$-	$-
Accounts payable (non-related)	9,000	9,000
	$191,511	$191,511	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2013 and cumulative from March 3, 2011 (inception) to June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2013, the Company had an accumulated net loss of ($301,365).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Common Stock

The total number of common shares authorized that may be issued by the Company is 70,000,000 shares with a par value of $0.001 per share.

During the period March 3, 2011 (inception) to June 30, 2013 the Company issued an aggregate of 27,700,000 shares of its common stock as follows:

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

•

2,000,000 shares to Island Radio, Inc. (OTCBB: ISLD) in a stock exchange where the Company received 2,000,000 restricted shares of Island Radio’s common stock.  These shares were valued at $20,000, or $0.01 per share, based on the previously established value; and

•

4,700,000 shares were subscribed to by five investors in a registered offering of the Company’s common shares.  These shares were priced at $0.10 per share, or an aggregate of $470,000.

On February 17, 2012, the Company and Arctic Eyes, LLC mutually agreed to rescind their consulting agreement.  Arctic Eyes returned the 5,000,000 shares it was holding which were subsequently cancelled by the Company.

As of June 30, 2013, the Company had 22,700,000 shares of its common stock issued and outstanding.

NOTE 4 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 5 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to June 30, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the six months ended 6/30/13		For the period from March 3, 2011 (inception) to 6/30/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$27,230		$63,478
Change in valuation allowance	(27,230)		(63,478)

Total deferred tax provision	$-		$-

As of June 30, 2013, the Company had approximately $181,365 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to June 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

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

NOTE 8 – Strategic Alliance Agreement with Taurus Financial Partners, LLC

On June 21, 2013 the Company entered into a Strategic Alliance Agreement with Taurus Financial Partners, LLC (“Taurus”).  Under this Strategic Alliance Agreement the Company was granted the exclusive right to participate in Taurus’s future Registered Spin-Off transactions.

In a typical Registered Spin-Off transaction, the Company will acquire between 10 – 15% of an operating business that is in the process of “going public” on the OTC Bulletin Board.  Taurus will then register these shares with the Securities and Exchange Commission (SEC).  Once Taurus has registered these shares with the SEC, the Company will “spin-off” approximately one-third of them to its then stockholders in the form of a special stock dividend.

NOTE 9 – Related Party Transactions

As of June 30, 2013, the Company operated out of office space that is being provided to us by our vice president, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to June 30, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to June 30, 2013 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (Taurus), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of June 30, 2013, Taurus owned 25.1% of the Company’s issued and outstanding common stock.  Further, our president and chief executive officer, J. Scott Sitra, is concurrently the president and chief executive officer at Taurus.

NOTE 10 – Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 has not had a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of ASU 2011-11 has not had a material impact on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on the Company’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in

Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 has not had a material impact on the Company’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on the Company’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on the Company’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on the Company’s financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 11 – Subsequent Events

On July 15, 2013 the Company issued 75,000 restricted shares of its common stock, $0.001 par value, to Aeson Ventures, LLC (“Aeson”).  These shares were valued at $18,750, or $0.25 per share.  Aeson will be undertaking a corporate awareness program for a period of six (6) months.  A Form 8-K was filed with the Securities and Exchange Commission on July 16, 2013 disclosing this share issuance.

As of July 19, 2013 the Company had 22,775,000 shares of its common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated February 11, 2013, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

To meet our need for cash we presently are exploring other such sources of financing, including raising funds through a secondary public offering, a private placement of securities and/or loans.  If we are unable to secure this additional financing, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

In order to meet our need for additional cash, we are presently exploring other such sources of financing, including raising funds through a secondary public offering, a private placement of securities and/or loans.  We cannot provide any assurances that our efforts to secure this financing will be successful.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Plan of Operation

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

It is important to note that we remain a development stage business with only limited early stage operations.  As of June 30, 2013, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have not taken any steps towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this Quarterly Report, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

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

We intend to open our first Blue Water Bar & Grill™ in the Simpson Bay area, sometimes referred to as “restaurant row”, in St. Maarten, Dutch West Indies.  We believe the Simpson Bay area is the ideal location for our restaurant concept.  Within walking distance there are six timeshare resorts (Royal Palm, Atrium, Simpson Bay Suites, Simpson Bay Resort, Flamingo and La Vista) and several of the island’s more popular restaurants (Skip Jack’s, Topper’s, Pineapple Pete, Lee’s Roadside Grill, Pizza Galley, and Simpson Bay Yacht Club).  Plus, there is the attraction of the draw bridge which attracts a lot of tourists during season (November through April) who wish to watch the megayachts come and go.

Keys for Success

To better achieve our business objectives and successfully compete with other restaurants, we have developed the following focal points and strategies we anticipate implementing in all of our future restaurants:

Create a Fun, Energetic, Destination Drinking and Dining Experience.  We wish to create and promote a fun and socially open atmosphere whereby our customers can, if they choose to do so, openly interact with one another.  Topics of discussion and frequent interest will often center around where each other is from, what activities have they done while on the island, and giving and receiving recommendations for future activities while on the island; sometimes the floor and bar staff will participate in these discussions and offer their own words of advice.  We intend to accomplish this by utilizing sectional floor and foot traffic planning, whereby the bar area will promote social interaction among customers, a stage area will feature local live entertainment performers to create a lively and festive atmosphere, and more intimate dining tables will be located further in the back to provide separation for those who just wish to dine alone and enjoy the island atmosphere.  We believe that if we are successful at achieving this goal, new customers – tourists, “local” ex-patriots and native locals alike – will become repeat, or “regular”, customers and subsequently promote the restaurant by word-of-mouth to their friends and family.

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

Strategic Alliance Agreement with Taurus Financial Partners, LLC

On June 21, 2013 Blue Water entered into a Strategic Alliance Agreement with Taurus Financial Partners, LLC (“Taurus”).  Under this Strategic Alliance Agreement Blue Water was granted the exclusive right to participate in Taurus’s future Registered Spin-Off transactions.

In a typical Registered Spin-Off transaction, Blue Water will acquire between 10 – 15% of an operating business that is in the process of “going public” on the OTC Bulletin Board (OTCBB).  Taurus will then register these shares with the Securities and Exchange Commission (SEC).  Once Taurus has registered these shares with the SEC, Blue Water will “spin-off” approximately one-third of them to its then stockholders in the form of a special stock dividend.

Blue Water anticipates participating in one to three of these spin-off transactions each fiscal year.  Blue Water and Taurus are presently in early stage discussions with prospective spin-off candidates.

It is important to note that Blue Water’s president and chief executive officer, J. Scott Sitra, is concurrently the president and chief executive officer of Taurus.

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

Concurrently we will finalize the development of our initial restaurant website (www.bluewaterbar.com) for the Blue Water Bar & Grill™ concept and develop a general corporate website for our investors (www.bluewaterglobalgroup.com).   In addition, we have also secured the domain name www.bluewaterbeachbar.com.   We anticipate spending approximately $2,500 on the initial website development.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues.  We did not generate any revenue during the three months ended June 30, 2013 and June 30, 2012.

Net Income (Loss).  We had a net loss of ($21,750) for the three months ended June 30, 2013 compared to a net loss of ($9,199) for the same period a year ago, which represented a $12,551, or 136.4%, increase in net loss.  The increase in net loss was the result of increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2013 were $21,750, which is a $12,551, or 136.4%, increase compared to operating expenses of $9,199 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2013 and 2012

Revenues.  We generated $10,000 in revenue during the six months ended June 30, 2013 and $-0- for the same period a year ago.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Net Income (Loss).  We had a net loss of ($77,799) for the three months ended June 30, 2013 compared to a net loss of ($26,641) for the same period a year ago, which represented a $51,158, or 192.0%, increase in net loss.  The increase in net loss was the result of increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2013 were $87,799, which is a $61,158, or 229.6%, increase compared to operating expenses of $26,641 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through June 30, 2013

For ease of reading we refer to the period of March 3, 2011 (inception) through June 30, 2013 as the “Developmental Period”.

Revenues.  We have generated $50,000 in revenue during the Development Period.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Net Loss.  We have incurred a net loss of ($301,365) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Operating Expenses.  Our total operating expenses for the Developmental Period were $331,365.  These operating expenses were primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock, $0.001 par value.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($181,365) as of June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had total assets of $10,146, which consisted of $146 in cash and $10,000 in accounts receivable.  Based on recent discussions with our client, we fully expect these accounts receivable to be paid in full during the current fiscal quarter.

As of June 30, 2013, our total liabilities were $191,511, which consisted of $182,511 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), and $9,000 to a non-related party.  It is important to note that as of June 30, 2013 Taurus owned 25.1% of the Blue Water’s issued and outstanding common stock and that our president and chief executive officer, J. Scott Sitra, is concurrently the president and chief executive officer at Taurus.  We had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of June 30, 2013, we had nominal assets and anticipate that we need at least $150,000 in additional financing to commence operations and meet our minimal working capital requirements over the next 12 months.

Currently we are exploring various sources of additional financing.  However, it is important to note that we presently do not have any arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Future equity financing, if ever available, could result in additional and potentially substantial dilution to existing shareholders.

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

Off –Balance Sheet Operations

As of June 30, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2013 and 2012, for the six months ended June 30, 2013 and 2012, and cumulative from March 3, 2011 (inception) to June 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2013, we had $146 in cash and equivalents.

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

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2013 Using:

	June 30, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$146	$146	$-	$-
Accounts receivable	10,000	10,000	-	-
	$10,146	$10,146	$-	$-

Liabilities
Accounts payable (related party)	$182,511	$182,511	$-	$-
Accounts payable (non-related)	9,000	9,000
	$191,511	$191,511	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2013 and cumulative from March 3, 2011 (inception) to June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 has not had a material impact on Blue Water’s financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of ASU 2011-11 has not had a material impact on Blue Water’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 has not had a material impact on Blue Water’s financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 has not had a material impact on Blue Water’s financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 has not had a material impact on Blue Water’s financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11.  The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users.  In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs.  Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.  The adoption of ASU 2013-01 has not had a material impact on Blue Water’s financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications.  Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period.  Those gains and losses are later reclassified out of accumulated other comprehensive income into net income.  The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements.  All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.  The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income.  Public companies are required to comply with these amendments for all reporting periods (interim and annual).  The amendments are effective for reporting periods beginning after December 15, 2012, for public companies.  Early adoption is permitted.  The adoption of ASU No. 2013-02 has not had a material impact on Blue Water’s financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

As of June 30, 2013, Blue Water no contractual obligations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable since we are a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of principal executive officer and sole director, J. Scott Sitra, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

Management has concluded that our disclosure controls and procedures had the following material weaknesses:

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

•

We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert to Blue Water.  The Board of Directors is comprised of one (1) member who also serves as Blue Water’s principal executive officer.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by Blue Water; and

•

Documentation of all proper accounting procedures is not yet complete.

These weaknesses have existed since our inception on March 3, 2011 and, as of June 30, 2013, have not been remedied.

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

PART II

Item 1.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving Blue Water Global Group, Inc.

During the past ten (10) years, J. Scott Sitra and Michael Hume have not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which either Mr. Sitra or Mr. Hume were a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sitra’s or Mr. Hume’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 1A.  Risk Factors

Not applicable since we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
3.3(2)	Amendment to Articles of Incorporation
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

(1)

Incorporated by our Registration Statement on Form S-1 filed May 27, 2011.

(2)

Incorporated by our Current Report on Form 8-K filed July 11, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 22nd day of July, 2013.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Principal Accounting Officer and Director