Form 10-Q
period 2013-09-30
Blue Water Global Group, Inc.
filed 2013-11-06
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 5, 2013, was 227,031,250.

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

As used in this Quarterly Report, the terms "we", "us", "our", "Blue Water", “Registrant”, and “Issuer” refers to Blue Water Global Group, Inc. unless the context clearly requires otherwise.

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	9/30/13	12/31/12
Current assets:
Cash and equivalents	$26,026	$30,299
Accounts receivable	-	-
	26,026	30,299

Total assets:	$26,026	$30,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$195,965	$133,865
Accounts payable (non-related)	19,000	-
Convertible notes payable, net of unamortized debt discounts of $31,071 and $-0-, respectively	1,429	-
Accrued interest	85	-
Total current liabilities	216,479	133,865

Total liabilities	$216,479	$133,865

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 227,031,250 and 18,000,000 shares issued and outstanding, respectively	227,031	18,000
Additional paid-in capital	396,250	102,000
(Deficit) accumulated during the development stage	(393,734)	(223,566)
Less common stock subscribed	(420,000)	-

Total stockholders’ (deficit)	$(190,453)	$(103,566)

Total liabilities and stockholders’ (deficit)	$26,026	$30,299

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative from 3/3/11 (inception) to 9/30/13
	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues, net	$-	$40,000	$10,000	$40,000	$50,000

Cost of revenues	-	-	-	-	-

Gross profit	-	40,000	10,000	40,000	50,000

Expenses:
General and administrative	801	220	2,715	698	3,942
Advertising and marketing	53,120	195	55,683	284	106,037
Consulting fees	9,000	-	27,000	-	36,000
Accounting fees	1,000	1,000	5,500	4,000	16,500
Legal consulting fees	25,486	43,204	84,621	66,278	254,579
Transfer agent fees	1,447	1,481	3,135	1,481	5,162
Total expenses	90,854	46,100	178,654	72,741	422,220

(Loss) from operations	(90,854)	(6,100)	(168,654)	(32,741)	(372,220)

Other income (expense)
Interest expense	(1,514)	-	(1,514)	-	(1,514)
Realized loss on investment	-	-	-	-	(20,000)
Total other income (expense)	(1,514)	-	(1,514)	-	(21,514)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(92,368)	$(6,100)	$(170,168)	$(32,741)	$(393,734)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	227,634,615	180,000,000	206,340,659	188,576,640

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to September 30, 2013

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount		Subscribed

Balance, March 3, 2011 (inception)	-	$-	$-	$-	$-	$-

Issuance of common shares to directors (founder’s shares)	110,000,000	110,000	(110,000)	-	-	-

Issuance of common shares to consultants	100,000,000	100,000	-	-	-	100,000

Issuance of common shares for restricted securities	20,000,000	20,000	-	-	-	20,000

Net (loss) for the period	-	-	-	-	(147,015)	(147,015)

Balance, December 31, 2011	230,000,000	$230,000	$(110,000)	$-	$(147,015)	$(27,015)

Rescinding of consulting agreement	(50,000,000)	(50,000)	50,000	-	-	-

Net (loss) for the period	-	-	-	-	(76,551)	(76,551)

Balance, December 31, 2012	180,000,000	$180,000	$(60,000)	$-	$(223,566)	$(103,566)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to September 30, 2013

(unaudited)

(continued)

Balance, December 31, 2012	180,000,000	$180,000	$(60,000)	$-	$(223,566)	$(103,566)

Issuance of common shares for cash	47,000,000	47,000	423,000	(470,000)	-	-

Receipt of payment for common shares subscribed				50,000		50,000

Issuance of common shares to consultant	750,000	750	18,000	-	-	18,750

Rescinding of consulting agreement	(718,750)	(719)	(17,250)	-	-	(17,969)

Discount on convertible notes with a Beneficial Conversion Feature (BCF)	-	-	32,500	-	-	32,500

Net (loss) for the period	-	-	-	-	(170,168)	(170,168)

Balance, September 30, 2013	227,031,250	$227,031	$396,250	$(420,000)	$(393,734)	$(190,453)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		Cumulative from 3/3/11 (inception) to 9/30/13
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(170,168)	$(32,741)	$(393,734)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Realized loss on investment	-	-	20,000
Common stock issued in connection with services provided by consultants	781	-	100,781
Common stock issued in connection with services associated with subscription receivable	50,000	-	50,000
Amortization of discount on convertible debt	1,429	-	1,429
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(15,000)	-
Increase (decrease) in accounts payable (related party)	62,100	72,741	195,965
Increase (decrease) in accrued interest	85	-	85
Increase (decrease) in accounts payable (non-related)	19,000	-	19,000

Net cash provided (used) by operating activities	(36,773)	25,000	(6,474)

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$32,500	$-	$32,500

Net cash provided (used) by financing activities	32,500	-	32,500

Net increase (decrease) in cash	(4,273)	25,000	26,026

Cash – beginning of period	30,299	-	-

Cash – end of period	$26,026	$25,000	$26,026

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	-	20,000
Beneficial Conversion Feature (BCF) of convertible notes	32,500	-	32,500
Rescinding of shares	-	-	5,000
Issuance of common shares for common stock subscribed	420,000	-	420,000
	$452,500	$-	$488,500
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of September 30, 2013, Statements of Operations for the three months ended September 30, 2013 and 2012, for the nine months ended September 30, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to September 30, 2013, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to September 30, 2013, and the Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and cumulative from March 3, 2011 (Inception) to September 30, 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2013 and its results of operations and its cash flows for the period ended September 30, 2013 and cumulative from March 3, 2011 (inception) to September 30, 2013.  The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2013.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the period ended September 30, 2013 and for the period March 3, 2011 (inception) to September 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2013 and December 31, 2012, the Company had no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of September 30, 2013 and December 31, 2012 the allowance for doubtful accounts was $-0-.

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2013, the Company had no investments.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2013 Using:

Description	9/30/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$26,026	$26,026	$-	$-
	$26,026	$26,026	$-	$-

Liabilities
Accounts payable (related party)	$195,965	$195,965	$-	$-
Accounts payable (non-related)	19,000	19,000
Convertible notes payable, net of unamortized debt discount of $31,071	1,429			1,429
Accrued Interest	85	85
	$216,479	$215,050	$-	$1,429

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$30,299	$30,299	$-	$-
	$30,299	$30,299	$-	$-

Liabilities
Accounts payable (related party)	$133,865	$133,865	$-	$-
	$133,865	$133,865	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2013 and 2012 and cumulative from March 3, 2011 (inception) to September 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt.  In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using either the straight line method or the effective interest method.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2013, the Company had an accumulated net loss of ($393,734).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Convertible Promissory Notes

On September 16, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note closed on September 18, 2013 and matures on June 18, 2014.  The Asher Note is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

This note is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded beneficial conversion feature resulted in a full discount of $32,500 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of September 30, 2013, the outstanding balance due on the Asher Note is $32,588, which includes $88 in accrued interest.  Further, as of September 30, 2013, the remaining unamortized debt discount was $31,071.

The table below provides a summary of the convertible promissory notes as of September 30, 2013:

Description	Amount ($)

Asher Note	$32,500
Less unamortized debt discount	(31,071)
Net	$1,429

NOTE 4 – Investment Agreement with Dutchess Opportunity Fund II, LP

On September 16, 2013, the Company entered into an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (“Dutchess”).  Pursuant to the terms of the Investment Agreement, Dutchess committed to purchase, in a series of purchase transactions (“Puts”), up to five million ($5,000,000) dollars of the Company’s common stock over a period of up to thirty-six (36) months.

The amount that the Company is entitled to request with each Put delivered to Dutchess is equal to, at its option, either (i) two hundred (200%) percent of the average daily volume (U.S. market only) of its common stock for three (3) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing prices immediately preceding the Put Date or (ii) one-hundred thousand ($100,000) dollars.  The purchase price to be paid by Dutchess for the shares of the Company’s common stock covered by each Put will be equal to ninety-five (95%) percent of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the period beginning on the Put Notice Date and ending on and including the date that is five (5) trading days after such Put Notice Date (“Pricing Period”).  The “Put Notice Date” is the trading day immediately following the day on which Dutchess receives a Put Notice from the Company.

In conjunction with the Investment Agreement, the Company also entered into a registration rights agreement (“Registration Rights Agreement”) with Dutchess.  Pursuant to the Registration Rights Agreement, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on October 10, 2013 covering 20,000,000 shares of the Company’s common stock underlying a portion of the Investment Agreement.  In addition, during the term of the Registration Rights Agreement, the Company is obligated to maintain the effectiveness of this registration statement, as well as any subsequent registration statements that may be associated with the Investment Agreement and/or Registration Rights Agreement.

As of September 30, 2013, the Company had not sold any shares to Dutchess nor received any financing from Dutchess.

NOTE 5 – Common Stock

On September 9, 2013, the Company filed a Certificate of Change to effect a forward stock split on the basis of 10 new shares for each one old share.  This corporate action resulted in the total number of authorized shares of common stock to increase from 70,000,000 to 700,000,000 (shares of preferred stock were not affected by this corporate action) and the total number of issued and outstanding shares of common stock increased from 22,703,125 to 227,031,250; par value for the Company’s shares of common stock remained unchanged at $0.001 par value.  The weighted average shares outstanding in the Statements of Operations have been adjusted for all periods to take this forward stock split into consideration.

During the period March 3, 2011 (inception) to September 30, 2013 the Company issued an aggregate of 277,750,000 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

Date of Issue	Description of Issuance	Shares Issued

3/3/11	Issuance of Founder’s Shares to original officers and directors	110,000,000
3/3/11	Taurus Financial Partners, LLC for assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of an offering prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services. These shares were valued at $50,000, or $0.01 per share, based on the value of the services provided	50,000,000
3/3/11	Arctic Eyes, LLC for assisting with the initial development and future hosting of our website (www.bluewaterbar.com) and marketing efforts aimed at building the Blue Water brand on various Caribbean travel websites and local radio stations. These shares were valued at $50,000, or $0.01 per share, based on the previously established value	50,000,000
3/29/13	Island Radio, Inc. (OTCBB: ISLD) in a stock exchange where the Company received 2,000,000 restricted shares of Island Radio’s common stock. These shares were valued at $20,000, or $0.001 per share, based on the previously established value	20,000,000
4/30/13	Subscribed to by five investors in a registered offering of the Company’s common shares. These shares were priced at $0.01 per share, or an aggregate of $470,000.	47,000,000
7/15/13	Aeson Ventures, LLC for assisting creating an Internet “Landing Page” and drafting corporate awareness articles for dissemination via the Internet. These shares were valued at $18,750, or $0.025 per share, based on the then market closing price of our common stock.	750,000
	Aggregate shares issued	277,750,000

During the period March 3, 2011 (inception) to September 30, 2013 the Company cancelled an aggregate of 50,718,750 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

Date of Cancellation	Description of Cancellation	Shares Cancelled

2/17/12	The Company and Arctic Eyes, LLC mutually agreed to rescind their March 3, 2011 Consulting Agreement. Arctic Eyes returned the shares it was holding which were subsequently cancelled by the Company.	50,000,000
7/23/13	The Company and Aeson Ventures, LLC mutually agreed to rescind their September 15, 2013 Consulting Agreement. Aeson Ventures returned a pro-rated amount of shares it was holding which were subsequently cancelled by the Company.	718,750
	Aggregate shares cancelled	50,718,750

As of September 30, 2013, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 227,031,250 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2013:

		Due Within
Description	Total	2013	2014

Convertible promissory notes	$32,500	$-	$32,500
Total	$32,500	$-	$32,500

NOTE 8 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to September 30, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the nine months ended 9/30/13		For the period from March 3, 2011 (inception) to 9/30/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$59,286		$95,534
Change in valuation allowance	(59,286)		(95,534)

Total deferred tax provision	$-		$-

As of September 30, 2013, the Company had approximately $272,953 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to September 30, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 9 – Partytenders, Inc. Subsidiary

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

NOTE 10 – Share Exchange with Island Radio, Inc. and Subsequent Sale of Shares

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

On October 13, 2011 we transferred our restricted shares of Island Radio to Michael Hume, our then President and Chief Executive Officer.  These shares carried no value.

NOTE 11 – Strategic Alliance Agreement with Taurus Financial Partners, LLC

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

NOTE 12 – Related Party Transactions

As of September 30, 2013, the Company operated out of office space that is being provided to us by our vice president, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

For the period March 3, 2011 (inception) to September 30, 2013 the Company’s rent expense was zero.  This is because of the short time period and the minimal level of operating activities that have transpired during this period of time.

Additionally, for the period of March 3, 2011 (inception) to September 30, 2013 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of September 30, 2013, Taurus owned 73.1% of the Company’s issued and outstanding common stock.  Further, our president and chief executive officer, J. Scott Sitra, is concurrently the president and chief executive officer at Taurus and has voting disposition over the controlling block of Taurus shares.

NOTE 13 – Recent Accounting Pronouncements

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

NOTE 14 – Subsequent Events

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

To meet our need for cash we are continually exploring new sources of financing, including raising funds through a secondary public offering, a private placement of securities and/or loans.  If we are unable to secure additional financing, we will either have to suspend operations until we do raise the cash or cease operations entirely.

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

We are continually exploring new sources of financing to meet our need for additional cash, including raising funds through a secondary public offering, a private placement of securities and/or loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Plan of Operation

We were incorporated on March 3, 2011 in the State of Nevada.  We plan on developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region.  Our initial restaurant is going to be called Blue Water Bar & Grill™ and will be located in St. Maarten, Dutch West Indies.

It is important to note that we remain a development stage business with only limited early stage operations.  As of September 30, 2013, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  Further, we have only recently begun taking the steps necessary towards opening a restaurant, acquiring a restaurant leasehold, obtaining the necessary licenses and permits to operate a restaurant, recruiting or hiring employees, developing a training program, or implementing a management information system.  Our business plan, which is outlined in this Quarterly Report, is something we presently aspire to pursue.  No assurances can be given that we will ever be able to implement this business plan or, if implemented, it will be successful.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues.  We did not generate any revenue during the three months ended September 30, 2013 compared to $40,000 in revenue for the same period a year ago.  The reason for the lack of revenue during the current period was the consulting project responsible for generating the revenue a year ago was completed during the reporting period ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™.  As such, we do not anticipate generating any new revenue until we successfully open this new restaurant.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2013 were $90,854, which is a $44,754, or 97.1%, increase compared to operating expenses of $46,100 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased advertising and marketing expenses as a result of us implementing an investor relations program.  Additionally, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the three months ended September 30, 2013 we incurred ($1,514) in interest expense compared to $-0- for the same period a year ago.  This interest expense was comprised of ($85) in accrued interest relating to outstanding convertible promissory notes and ($1,429) in amortized debt discounts resulting from Beneficial Convertible Features (BCF) relating to outstanding convertible promissory notes.

Net Income (Loss).  We had a net loss of ($92,368) for the three months ended September 30, 2013 compared to a net loss of ($6,100) for the same period a year ago, which represented a $86,268, or 1,414.2%, increase in net loss.  The increase in net loss was the result of (i) generating zero revenue during the period, (ii) initial costs related to implementing an investor relations program, and (iii) increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Nine Months Ended September 30, 2013 and 2012

Revenues.  We generated $10,000 in revenue during the nine months ended September 30, 2013 and $40,000 for the same period a year ago, which represents a ($30,000), or (75.0%), decline in revenue.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™.  As such, we do not anticipate generating any new revenue until we successfully open this new restaurant.

Operating Expenses.  Our total operating expenses for the nine months ended September 30, 2013 were $178,654, which is a $105,913, or 145.6%, increase compared to operating expenses of $72,741 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased advertising and marketing expenses as a result of us implementing an investor relations program.  Additionally, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the nine months ended September 30, 2013 we incurred ($1,514) in interest expense compared to $-0- for the same period a year ago.  This interest expense was comprised of ($85) in accrued interest relating to outstanding convertible promissory notes and ($1,429) in amortized debt discounts resulting from Beneficial Convertible Features (BCF) relating to outstanding convertible promissory notes.

Net Income (Loss).  We had a net loss of ($170,168) for the nine months ended September 30, 2013 compared to a net loss of ($32,741) for the same period a year ago, which represented a $137,427, or 419.7%, increase in net loss.  The increase in net loss was the result of (i) experiencing a significant drop in revenue during the period, (ii) initial costs related to implementing an investor relations program, and (iii) increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through September 30, 2013

For ease of reading we refer to the period of March 3, 2011 (inception) through September 30, 2013 as the “Developmental Period”.

Revenues.  We have generated $50,000 in revenue during the Development Period.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Operating Expenses.  Our total operating expenses for the Developmental Period were $422,220.  These operating expenses were primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we realized a ($20,000) loss on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock, $0.001 par value, and incurred ($1,514) in interest expenses related to outstanding convertible promissory notes.

Net Loss.  We have incurred a net loss of ($393,734) during the Developmental Period.  The net loss was primarily attributable to organizational costs related to our formation, offerings of our common stock, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($190,453) as of September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, we had total assets of $26,026, which consisted solely of cash.

As of September 30, 2013, our total liabilities were $216,479, which consisted of $195,965 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $19,000 to non-related parties, and $1,429 in convertible promissory notes (net of unamortized debt discounts of $31,071).  It is important to note that as of September 30, 2013 Taurus owned 73.1% of Blue Water’s issued and outstanding common stock and that our president and chief executive officer, J. Scott Sitra, is concurrently the president and chief executive officer at Taurus.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of September 30, 2013, we had nominal assets and anticipate that we need at least $150,000 in additional financing to open our Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies and meet our minimal working capital requirements over the next 12 months.

Dutchess Equity Line

On September 16, 2013 we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Opportunity Fund, II, LP requiring Dutchess to purchase up to $5,000,000 worth of our common stock over a 36 month period and for us to register 20,000,000 (after taking into consideration our recent 10-for-1 forward stock split) shares of our common stock for resale with the SEC, respectively.  Due to various factors relating to this type of financing, we can offer no assurances that we will receive sufficient financing, if any, from the Dutchess Equity Line.

Asher Enterprises Convertible Note

On September 16, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note closed on September

18, 2013 and matures on June 18, 2014.  The Asher Note is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

This note is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded beneficial conversion feature resulted in a full discount of $32,500 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method.

As of September 30, 2013, the outstanding balance due on the Asher Note is 32,588, which includes $88 in accrued interest.  Further, as of September 30, 2013, the remaining unamortized debt discount was $31,071.

Additional Need and Sources of Financing

Currently we are exploring various sources of additional financing.  However, it is important to note that other than the Dutchess Equity Line we presently do not have any material arrangements for additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Future equity financing, if ever available, could result in additional and potentially substantial dilution to existing shareholders.

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

Off –Balance Sheet Operations

As of September 30, 2013, we had no off-balance sheet activities or operations.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2013 and 2012, for the nine months ended September 30, 2013 and 2012, and cumulative from March 3, 2011 (inception) to September 30, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2013 and December 31, 2012, we had no cash equivalents.

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

Level	Description

Level 1	Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2013 Using:

Description	9/30/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$26,026	$26,026	$-	$-
	$26,026	$26,026	$-	$-

Liabilities
Accounts payable (related party)	$195,965	$195,965	$-	$-
Accounts payable (non-related)	19,000	19,000
Convertible notes payable, net of unamortized debt discount of $31,071	1,429			1,429
Accrued Interest	85	85
	$216,479	$215,050	$-	$1,429

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$30,299	$30,299	$-	$-
	$30,299	$30,299	$-	$-

Liabilities
Accounts payable (related party)	$133,865	$133,865	$-	$-
	$133,865	$133,865	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended September 30, 2013 and cumulative from March 3, 2011 (inception) to September 30, 2013 the Company had no dilutive financial instruments issued or outstanding.

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

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt.  In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using either the straight line method or the effective interest method.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2013:

		Due Within
Description	Total	2013	2014

Convertible promissory notes	$32,500	$-	$32,500
Total	$32,500	$-	$32,500

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

Based on management’s assessment, we have concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of September 30, 2013, have not been remedied.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit

3.1 (1)	Articles of Incorporation
3.2 (1)	Bylaws
3.3 (2)	Amendment to Articles of Incorporation dated June 13, 2013
3.4 (3)	Certificate of Change dated September 9, 2013
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002

(1)

Incorporated by reference to our Registration Statement on Form S-1 filed May 27, 2011.

(2)

Incorporated by reference to our Current Report on Form 8-K filed July 11, 2013.

(3)

Incorporated by reference to current report on Form 8-K filed on September 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 6th day of November, 2013.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Principal Accounting Officer and Director