Form 10-K
period 2013-12-31
Blue Water Global Group, Inc.
filed 2014-03-27
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Yes ☐      No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,500,000, based upon the last closing sale price as reported by the OTC Bulletin Board on that date.

As of March 25, 2014, there were 233,206,213 shares of our common stock, $0.001 par value issued and outstanding; 65,206,213 of these shares were held by non-affiliates of the Registrant.

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

Item 1.  Business

Overview of Our Business

We were incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

Development Stage Company Status

Based on our financial history since inception on March 3, 2011, our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  We are a development stage company that has generated minimal revenue and currently has nominal assets.  Blue Water has a limited operating history and must be considered a development stage company.  Our business operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history and limited capital resources.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, will be successful.  If our business plan is not successful, and we are not able to operate profitably, investors may lose their entire investment in our company.

As of December 31, 2013 we have generated $50,000 in revenue and have incurred ($964,264) in losses since our inception on March 3, 2011.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2014 and, probably, into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may never occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

Emerging Growth Company Status

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

St. Maarten, Dutch West Indies

Our initial restaurants will be located on the island of St. Maarten, Dutch West Indies.  Based on the experience and observations of our management, on the island of St. Maarten the majority of the restaurants are independently owned and operated “mom and pop” type restaurants, particularly within the casual dining and fine dining restaurant categories.  Mom and pop restaurants are typically smaller in size, family or individually owned and operated, and non-franchised.  From our observations most of the chain and franchised restaurants in St. Maarten are in the fast food category, which we will not be in direct competition against.

In addition to our observations, and because the St. Maarten tourism industry will contribute a significant portion of each restaurant’s overall sales volume, it is important to note that 2013 was a record year for tourism in St. Maarten.  According to the St. Maarten Harbour Group of Companies, St. Maarten received a record 1,785,670 cruise ship passengers on 631 different cruise ships.  This represents a 1.9% increase from 2012, where St. Maarten received 1,753,215 cruise ship passengers on 622 different cruise ships.  We anticipate this trend to continue especially since St. Maarten is one of the few Caribbean ports that can accommodate Royal Caribbean’s Oasis Class Vessel, of which there are currently two in service (Oasis of the Seas and Allure of the Seas) with a third one presently under construction and slated to enter service in 2016.

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

Further, and as a byproduct to these marketing efforts, we will most likely attract some of the “local” ex-patriot community, in particular ex-patriot Americans and Canadians.  It is important that we also provide them with a memorable dining and drinking experience so that they will return again and again in the weeks and months to come.  This will be particularly important during the “low season” (May through October) when many restaurants in St. Maarten, Dutch West Indies typically operate at a loss or close temporarily.

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

Plan of Operations

We were incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

It is important to note that we remain a development stage business in early stage operations.  As of December 31, 2013, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, and did not have any ownership or leaseholds in any restaurant properties.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, it will be successful.

The projected costs and other related expenses are estimates made by our management and our actual costs related to opening our proposed restaurant may differ significantly.

In addition to the foregoing, and unless otherwise noted, all of the cost estimates and forecasts throughout our business plan are mere estimates made by our management.  Our actual costs related to opening and operating the proposed restaurants may differ significantly from our estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

Blue Water Structure and Areas of Operation

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

Blue Water Premium Rums

Blue Water is developing a line of privately labeled premium rums with a family owned distillery located on the Caribbean island of Dominica, West Indies.

The initial rum resulting from this collaboration with the distillery is the Blue Water Ultra Premium Rum™.  Blue Water will officially launch its Blue Water Ultra Premium Rum™ and commence sales to the public in Summer 2014 in St. Maarten.

Blue Water will be expanding its line of premium rums and is presently working with the distillery to develop a smooth spiced rum and a seasonal holiday spiced rum.

Below is the bottle and label design for the Blue Water Ultra Premium Rum™:

Strategic Alliances and Investment Holdings

On June 21, 2013 Blue Water entered into a Strategic Alliance Agreement with Taurus Financial Partners, LLC (“Taurus”).  Under this Strategic Alliance Agreement Blue Water was granted the exclusive right to participate in Taurus’s future Registered Spin-Off transactions.

In a typical Registered Spin-Off transaction, Blue Water will acquire between 15 – 20% of an operating business that is in the process of “going public” on the OTC Bulletin Board (“OTCBB”).  Taurus will then register these shares with the Securities and Exchange Commission (“SEC”).  Once Taurus has registered these shares with the SEC, Blue Water will “spin-off” a portion of them to its then stockholders in the form of a special stock dividend.

Blue Water anticipates participating in one or two of these transactions each fiscal year.  It is important to note that Blue Water’s President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer of Taurus.

Stream Flow Media, Inc.

On December 2, 2013 Blue Water entered into the first of these types of transactions under this Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of March 25, 2014 in return for Blue Water agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

Stream Flow is presently in the process of filing its initial Registration Statement on Form S-1 with the SEC, the first step in obtaining a listing on the OTCBB.  Once Stream Flow obtains its listing on the OTCBB, and upon approval by both the SEC and FINRA, Blue Water will issue a special one-time stock dividend of approximately 25%, or 5,000,000, of its Stream Flow shares to its then shareholders.  The remaining Stream Flow shares will be sold by Blue Water over an 18-24 month period with the net proceeds going towards financing new units of its Blue Water Bar & Grill™ restaurant concept.

Blue Water accounts for its Stream Flow shares as Available-For-Sale (AFS) securities that are valued at fair value.  Changes in fair value are recorded in the financial statements as an unrealized gain (loss) under Other Comprehensive Income (OCI).

As of December 31, 2013, Blue Water had accumulated $-0- in investment costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, Blue Water carried the Stream Flow shares at a $-0- valuation on the balance sheet for the period.

Investment Agreement and Registration Rights Agreement with Dutchess

We entered an Investment Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”) on September 16, 2013 (“Investment Agreement”).  Pursuant to the Investment Agreement, Dutchess is irrevocably committed to purchase up to $5,000,000 of our common stock over the course of 36 months (“Equity Line”).  The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $5,000,000, and will depend upon the trading price of our shares.

We may draw on the Equity Line from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement.  The maximum amount that we are entitled to put in any one notice is the greater of (i) 200% of the average daily volume (U.S. market only) (“ADV”) of the common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $100,000. The purchase price shall be set at 95% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the five (5) consecutive trading days beginning on the date of the put (“Pricing Period”).  However, if, on any trading day during a Pricing Period, the daily volume weighted average price of the common stock is lower than the floor price specified by us in the put notice, then we must withdraw that portion of the put amount for each such trading day during the Pricing Period, with only the balance of such put amount above the minimum acceptable price being put to Dutchess.  There are put restrictions applied on days between the put notice date and the closing date with respect to each particular put.  During such time, we are not entitled to deliver another put notice.

Blue Water paid Dutchess a one-time document preparation fee of $15,000.  There are no fees or commissions due to Dutchess at the time of any puts made under the Equity Line.

Dilutive Effect of the Equity Line

As we draw down on the Equity Line, shares of our common stock will be sold into the market by Dutchess.  The sale of these additional shares could cause our stock price to decline.  In turn, if the stock price declines and we issue more puts, more shares will come into the market, which could cause a further drop in the stock price.  You should be aware that there is an inverse relationship between the market price of our common stock and the number of shares to be issued under the Equity Line.  If our stock price declines, we will be required to issue a greater number of shares under the Equity Line.  We have no obligation to utilize the full amount available under the Equity Line.

Blue Water chose this form of financing facility because of the flexibility it affords in meeting future cash requirements that are difficult to project at this stage of Blue Water’s development.  Blue Water believes it is likely that it will use a significant portion of the Equity Line, but intends to draw on the Equity Line only as needed to meet immediate capital requirements that are not met with other sources of capital.

Blue Water has not been involved in any previous transactions with Dutchess.

2014 Planned Capital Expenditures and Milestones

The following planned capital expenditures and milestones are based on estimates made by our management team.  The working capital requirements and the projected milestones are approximations and are subject to adjustments.  Our initial 2014 baseline budget is based on receiving financing of at least $900,000 over the course of the fiscal year ending December 31, 2014, which will enable us to undertake the following planned capital expenditures and achieve the proposed milestones.

Presently we only have the Dutchess Equity Line of financing available to us and do not have any alternative sources of financing secured.  Although we believe the Dutchess Equity Line should be able to provide for our planned capital expenditures, we cannot provide any assurances that we will be able to draw a sufficient amount of funding from it to meet the following planned capital expenditures.  As such, we are continuing to have discussions and explore alternative methods and sources of financing.

Planned 2014 Capital Expenditures

Based on generating a minimum of $900,000 in new financing during the fiscal year ending December 31, 2014, we anticipate allocating the capital as follows:

Planned Capital Expenditure	Amount ($)

Restaurant Construction and Renovation	$500,000
Initial Inventory and Launching of Blue Water Ultra Premium Rum™	200,000
SEC Filing and Compliance	75,000
Legal and Consulting	35,000
Engineering and Architectural Consulting	25,000
Location Scouting and Surveying	15,000
General Operations	50,000
Total	$900,000

Proposed 2014 Milestones

During the course of the fiscal year ending December 31, 2014, and provided we are successful at raising sufficient capital to meet our primary objectives, we anticipate achieving the following quarterly milestones:

First Quarter Ending March 31, 2014

•

Finalize the Blue Water Bar & Grill™ Restaurant Location in St. Maarten, Dutch West Indies

•

Commence necessary engineering and architectural drawings and approvals for the St. Maarten restaurant

•

File a Registration Statement on Form S-1 for Stream Flow Media, Inc. (“Stream Flow”) initiating the “going public” process

Second Quarter Ending June 30, 2014

•

Conclude the necessary engineering and architectural drawings and approvals for the St. Maarten restaurant

•

Launch the Blue Water Ultra Premium Rum™ Website (www.bluewaterrum.com)

•

Launch the Blue Water Bar & Grill™ Website (www.bluewaterbar.com), Complete with Online Merchandise Store

•

File a Form 15c2-11 to Enable Stream Flow’s Common Stock to Trade on the OTC Bulletin Board (“OTCBB”)

•

Open the first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies

•

Secure second spin-off candidate (e.g. Stream Flow Media, Inc.)

Third Quarter Ending September 30, 2014

•

Officially launch the Blue Water Ultra Premium Rum™ brand in St. Maarten, Dutch West Indies

•

Commence construction on the second Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies

•

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

Fourth Quarter Ending December 31, 2014

•

Open the second Blue Water Bar & Grill™ in St. Maarten, D.W.I.

•

Market and promote the St. Maarten Blue Water Bar & Grill™ brand during the 2014 “high season”

•

Begin scouting for a suitable Blue Water Bar & Grill™ location in Aruba, Dutch West Indies

Long-Term Plan (5 Years)

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant each year.  Presently we have identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Aruba, Dutch West Indies;

•

Barbados;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Nassau, Bahamas.

We estimate that we will need to raise an aggregate of between $3 - $5 million to open the proposed restaurants on each of the listed Caribbean islands.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

Sales and Marketing

Our marketing strategy is aimed at attracting new customers through both traditional and creative avenues.  We intend to focus on building a reputation among local customers (those living on the island) while directing our marketing efforts toward tourists staying on the island or visiting for the day on a cruise ship.  We intend to accomplish this through:

•

Grand opening promotions;

•

Traditional paid advertising (e.g. radio, television, newspaper, etc.);

•

Free media exposure (e.g. hosting charity events, food reviews, etc.); and

•

Working directly with tourism bureau representatives and transportation representatives (taxi association, bus association, day sail and charter businesses, etc.).

When opening a new Blue Water Bar & Grill™ restaurant we intend to host grand opening parties for local leaders, media personalities, hospitality employees such as resort and hotel staff, and tourism bureau representatives (inclusive of cruise ship industry representatives and hotel/resort industry representatives).  Our goal with courting these groups is to introduce them to our concept and court them to refer new customers to our restaurants and provide us with free future media exposure.

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

While we do not have a fixed marketing budget, we do anticipate launching each new restaurant with a marketing blitz campaign and tapering it down to less than 5% of the restaurant’s annual gross sales once it is sufficiently established with regular and recurring revenue.

Financing

We estimate that we will need to generate at least $900,000 in additional financing in order to meet our planned 2014 capital expenditures and open our first Blue Water Bar & Grill™.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $3 and $5 million in additional long-term financing.

Dutchess Equity Line

On September 16, 2013 we entered into an Investment Agreement (“Investment Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”).  As per the terms of the Investment Agreement, Dutchess is irrevocably committed to purchase up to $5,000,000 of our common stock over the course of 36 months (“Equity Line”).  The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is limited by the dollar amount sold, in this instance no more than $5,000,000, and will depend upon the trading price of our shares.  Due to various factors relating to this type of financing, we can offer no assurances that we will receive sufficient financing, if any, from the Dutchess Equity Line.  For more information see “Investment Agreement and Registration Rights Agreement with Dutchess” on page 10.

While we believe that we will be able to raise sufficient funds from this Dutchess Equity Line meet our projected expenditures during the fiscal year ending December 31, 2014 and to complete the development of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies, we can provide no assurances that the proceeds from the Dutchess Equity Line, if any, will be sufficient to cover even our minimal ongoing capital requirements.

Additional Sources of Long-Term Financing

Currently we are exploring various sources of additional long-term financing.  However, it is important to note that other than the Dutchess Equity Line we presently do not have any material arrangements for this additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Future equity financing, if ever available, could result in additional and potentially substantial dilution to existing shareholders.

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

Patents and Trademarks

Upon securing a leasehold in St. Maarten, Dutch West Indies for our first restaurant we intend to formally register the trademark “Blue Water Bar & Grill™”.  As of March 25, 2014, we have not initiated this process.  We have been advised that such an undertaking will cost us approximately $750, inclusive of legal and filing fees.

Additionally, we will initiate the registration process for the trademark “Blue Water Ultra Premium Rum” during the fiscal period ending June 30, 2014.

Property and Equipment

Our principal executive offices are located at 202 Osmanthus Way, Canton, GA  30114.  This office space is being provided to us by our Vice President, Michael Hume, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Executive Offices and Telephone Number

Our executive office and main telephone number is currently:

202 Osmanthus Way

Canton, GA  30114

Tel: (949) 264-1475

Fax: (949) 607-4052

www.bluewaterglobalgroup.com

This space is provided to us free of charge by Michael Hume, our Vice President.  If Mr. Hume decides to no longer allow us access to this office space in the future it would force us to seek outside office space elsewhere, potentially at a very high cost.

Item 1A.  Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and you may lose your entire investment.

Industry Risk Factors

Our industry is historically seasonal, especially in the Caribbean region where we intend to open all of our restaurants.

Our industry is historically seasonal, especially in the Caribbean region where we intend open all of our restaurants.  Typically the high season spans the months from November through April.  Low season, which typically spans May through October and coincides with hurricane season, often experiences unpredictable and severe weather, storms and other similar conditions which negatively impact overall tourism.  Since our restaurants will primarily cater to tourists, failure to generate sufficient sales volumes during high season could prevent our business from reaching profitability, or if profitability is ever obtained, fail to maintain such profitability.

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

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  These expenses presently aggregate approximately $75,000 annually.  However, as our business grows and develops our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to increase, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

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

We were incorporated on March 3, 2011, and have generated $50,000 in revenues and incurred ($964,264) in losses through December 31, 2013.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout December 31, 2014 and, possibly, into subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We need to raise additional capital.  Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

We have had limited operations to date which have been funded exclusively by our officers, directors, and current stockholders.  We estimate that we will need to generate at least $900,000 in additional financing in order to meet our planned 2014 capital expenditures and open our first Blue Water Bar & Grill™.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $3 and $5 million in additional long-term financing

We entered an Investment Agreement with Dutchess on September 16, 2013 (“Investment Agreement”).  Pursuant to the Investment Agreement, Dutchess is irrevocably committed to purchase up to $5,000,000 of our common stock over the course of 36 months (“Equity Line”).  The aggregate number of shares issuable by us and purchasable by Dutchess under the

Investment Agreement is limited by the dollar amount sold, in this instance no more than $5,000,000, and will depend upon the trading price of our shares.

There are no guarantees that we will be able to sell, or “put”, enough shares of our common stock to Dutchess through the Investment Agreement necessary for us to meet our minimal financing requirements.  In the event we do not generate sufficient financing through the Investment Agreement, we will be forced to seek alternative sources of financing elsewhere before we can fully proceed with our business plan.  We can give no assurances that alternative sources of financing will be available to us, or if available, on terms that are acceptable.  Further, any future sources of financing will most likely be generated through future offerings of our common stock and, in all likelihood, would be dilutive to current investors.

If we are not able to obtain sufficient additional financing, we may have to cease operations and investors will lose their entire investment.

Continued weak economic conditions may hinder our ability to open new restaurants, achieve profitability, and raise the $3 to $5 million in additional financing we need to pursue our long-term business goals.

The economic conditions starting in late 2008 and continuing through fiscal 2013 in the United States and throughout the rest of the world, particularly the Caribbean region which is essentially an extension of the US economy and where we intend to focus our operations, have contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted business overall and consumer confidence.  If such conditions continue or worsen, they could have a further negative impact on tourism to the Caribbean region where we intend to operate, force us to delay new restaurant opening(s), result in reduced per person food, beverage, and souvenir purchases at our future restaurants, and prevent us from achieving profitability, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

In addition to our immediate financing needs, we anticipate we will need to raise between $3 and $5 million in additional long-term financing to open additional restaurants on other Caribbean islands.  If weak economic conditions continue, we may not be able to generate this amount of financing and be forced to delay or reevaluate our long-term business plan.  Further, even if we are able to obtain this future financing, it could be on terms that may be substantially dilutive to investors in our business which could affect our future earnings per share (EPS) and result in a loss for anyone purchasing shares of common stock in our business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated March 31, 2014 which is part of the financial statements that are part of this Annual Report on Form 10-K.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

Under current tax law profits earned by US corporations abroad may be deferred indefinitely, as long as those profits remain in the country they were earned.  Because the countries in the Caribbean region where we intend to operate levy little to no corporate income taxes, it will be in our interest to maintain our profits, if any, where they are earned.

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

We intend to retain most, if not all, of our profits outside of the United States.  We intend to repatriate only enough funds annually to maintain our US operations, which presently, and will continue to, consist of maintaining reporting and compliance requirements with the Securities and Exchange Commission, which we presently estimate cost us approximately $75,000 annually.  However, as our business grows and develops our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to increase, potentially substantially.  If these expenses increase substantially, then our effective tax rate will also increase as the amount of funds we are required to repatriate each fiscal year increases.

As a holder of our common stock, a delay in repatriating our funds or an increase in our overall effective tax rate could result in you experiencing:

•

lower per share earnings, if any, relating to our common stock; and

•

a decrease in the valuation or loss in your investment in our common stock.

Our principal officer and sole director, J. Scott Sitra, currently controls approximately 71.6% of our issued and outstanding common stock.  Mr. Sitra is able to exert significant influence and control over all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our principal officer and sole director, J. Scott Sitra, currently controls (through direct ownership and indirectly through his private corporation, Taurus Financial Partners, LLC) an aggregate of 167,000,000 shares of our common stock, or approximately 71.6%, of our issued and outstanding shares of our common stock as of March 25, 2014.  Accordingly, he has significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests Mr. Sitra may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The success of our business depends heavily on key personnel, particularly J. Scott Sitra and Michael Hume, and their business experience and understanding of our industry.  Our business would likely fail if we were to lose their services.

The success of our business will depend heavily upon the abilities and experience of our executive officers, J. Scott Sitra and Michael Hume.  The loss of either officer would have a significant and immediate impact on our business, results of operations, and overall financial condition.  Further, the loss of either officer would force us to seek a replacement or replacements who may have less general business experience and, in particular, experience in our industry, fewer industry contacts, and less understanding of our overall business plan.  We can make no assurances that we will be able to find a suitable replacement should either officer depart, which could force us to curtail operations and/or cease operations, whereby you could lose your entire investment.

Neither Mr. Sitra nor Mr. Hume are presently covered by an employment agreement nor is either subject to a non-compete agreement which would survive the termination of their employment.  Both Mr. Sitra and Mr. Hume can terminate their relationship with us at any time without cause.  Further, we do not carry “key person” insurance on any employee, including Messrs. Sitra and Hume.  The departure of Mr. Sitra or Mr. Hume would most likely have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

In addition to our dependency on Mr. Sitra’s and Mr. Hume’s continued services, our future success will also depend on our ability to attract and retain additional future key personnel, especially in the areas of restaurant managers.  We face intense competition for these individuals from well-established and better financed competitors.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Because our executive officers, J. Scott Sitra and Michael Hume, devote a limited amount of their time to our operations our business could fail if either is unable or unwilling to devote a sufficient amount of time to our business.

The responsibility of developing our core business, securing the financing necessary to commence full-scale operations, and fulfilling the reporting requirements of a public company all fall upon our executive officers, J. Scott Sitra and Michael Hume.  Mr. Sitra presently dedicates about 80% of his professional time, or between 35 to 45 hours a week, on our business and Mr. Hume presently dedicates about 25% of his professional time, or between 10 to 15 hours a week on our business.

We are dependent upon Mr. Sitra’s knowledge of SEC reporting companies and microcap finance.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as President and Chief Executive Officer at Taurus Financial Partners, LLC (“Taurus”), a boutique consulting firm specializing in taking emerging development companies public on the OTCBB.  In addition, it is important to note that as of March 25, 2014 Taurus owned 166,000,000 shares of our common stock, or approximately 71.2%.  Mr. Sitra presently is not under an employment agreement with any of his business interests, including our business as well as Taurus.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

In addition to the foregoing, we also rely especially heavily on Mr. Hume’s knowledge and experience in the restaurant industry to further our business development.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as General Manager of Hooter’s in Atlanta, Georgia a sports-themed restaurant he has been operating since November 2013.  Potential conflicts that may arise between his competing business activities include, among others we may not presently foresee:

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

In the event either executive officer is unable to fulfill any aspect of their duties, we may experience a shortfall or complete lack of revenue resulting in little or no profits and the eventual closure of our business, whereby you may lose your entire investment.

Our principal officer also serves as our sole director on our Board of Directors.  As such, he has the ability to unilaterally decide all non-voting matters, including the ability to establish compensation packages, most notably his own.

Our principal officer, J. Scott Sitra, also serves as our sole director on our Board of Directors.  As such, and in all non-voting matters, he can unilaterally determine corporate actions by issuing a Resolution of the Board of Directors.  The interests of our sole director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.  In particular, and at his sole discretion, he may establish his own compensation package, or the compensation package of our other executive officer, Michael Hume, which could be contrary to the interests of other shareholders, and possibly prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to opening our proposed restaurant may differ significantly.

The projected costs and other related expenses in our business plan and in the Plan of Operation starting on page 6 of this Annual Report on Form 10-K are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

Presently we estimate these additional reporting and compliance requirements cost us approximately $75,000 annually.  As our business grows and develops our financial statements and our SEC filings will become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.    Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

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

There is presently a limited public trading market for our registered common stock which presently trades on the OTC Bulletin Board (“OTCBB”) under the trading symbol “BLUU”.

An application for quotation on the OTC Bulletin Board was submitted by a market maker who agreed to sponsor the security and who demonstrated compliance with Rule 15c2-11 of the Securities Exchange Act of 1934 (“Exchange Act”).  The application for quotation of our registered common stock on the OTC Bulletin Board was accepted on November 6, 2012.  We also caused a different market maker to submit an application in November 2012 on our behalf to the Depository Trust Corporation (“b”) to become eligible for electronic trading (“DTC Eligible”).  We are currently approved for DTC electronic trading.

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

We do not intend to pay any dividends on our common stock, therefore there are limited ways in which you can make a profit on any investment in Blue Water Global Group, Inc.

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

We have certain anti-takeover provisions and may issue additional stock, both common and preferred, without shareholder consent which may make it difficult, if not impossible, to replace or remove our current management and could also result in significant dilution to an investment in our common stock.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 700 million shares of common stock and of up to 5 million shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors.  Our Board of Directors may, without requiring shareholder approval, issue shares of preferred stock with dividends, liquidation, conversion, voting or other rights which could supercede and/or adversely affect the voting power and/or other rights of the holders of our common stock.  The ability of our Board of Directors to issue shares of common stock and/or preferred stock may prevent any shareholder attempt to replace or remove current management and/or could make it extremely difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.  Additionally, the issuance of additional common stock or preferred stock in the future may significantly reduce your proportionate ownership and voting power.

It is important to note that as of March 25, 2014 we had 233,206,213 shares of common stock issued and outstanding which means we could issue up to an additional 466,793,787 shares of common stock without shareholder consent.  Also, as of March 25, 2014, we had no shares of preferred stock issued or outstanding.

The lower our stock price, the lower the fluctuating, below market price conversion rate for our outstanding convertible notes will be and the greater number of shares of our common stock we will have to issue upon conversion of these convertible notes.

During the fiscal year ended December 31, 2013 we issued a series of convertible notes to Asher Enterprises, Inc. (“Asher”) that are convertible into shares of our common stock based upon a discount to the market price.  The conversion terms of these convertible notes are based upon a discount to the then-prevailing average of the three (3) lowest trading bid prices and, as a result, the lower the stock price at the time Asher converts these convertible notes, the more shares of common stock Asher will receive. It is important that each Asher note cannot be converted into shares of our common stock for a minimum of 180 days from its date of issue.  The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate.  If the trading price of our common stock is low when the conversion price of these convertible notes are determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders.  In addition, if Asher opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and result in lower trading prices for our common stock as reported by the OTCBB.  The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of these convertible notes is potentially limitless.  While the overall ownership of Asher at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, Asher may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these convertible notes.

In addition to the foregoing Asher Notes, on January 31, 2014 Blue Water issued a convertible note to JMJ Financial (“JMJ Financial”) that provides up to an aggregate of $335,000 in gross proceeds through a series of tranche financings after taking into consideration an Original Issued Discount (“OID”) of $35,000.  As of March 26, 2014 Blue Water has received $35,000 in financing through this JMJ Financial Note.  The JMJ Financial Note becomes convertible into shares of our common stock 180 days after consideration is received by Blue Water at the lessor of $0.0185 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

A key feature of the JMJ Financial Note is that should Blue Water, at its sole discretion, repay all consideration received pursuant to the JMJ Financial Note within 90 days of its effective date, there will be zero percent interest charged.  Otherwise, there will be a one-time interest charge of 12% for all consideration received by Blue Water.

As an example of the potential dilutive effect of these convertible notes the following table shows the resulting fall of the conversion price and the number of shares that we would be required to issue if all of the shares were converted based upon a 0%, 25%, 50%, and 75% fall in the price of our common stock using the closing price of our common stock as of March 25, 2014 as a baseline point.

			Potential issuable shares at various conversion prices below the recent market price of $0.0175
Lender/ Origination	Conversion Terms	Principal Borrowed	100% $0.0175	75% $0.0131	50% $0.0088	25% $0.0044

Asher Enterprises, Inc. Note 2 (11/8/13)	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$37,500	2,142,857	2,862,595	4,261,364	8,522,727
Asher Enterprises, Inc. Note 3 (12/23/13)	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$27,500	1,571,429	2,099,237	3,125,000	6,250,000
JMJ Financial (1/31/14)	Convertible at the lowest of $0.0185 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion. Interest rate of 12%, unless paid within 90 days of funding which would result in an interest rate of 0%.	$35,000	2,000,000	2,671,756	3,977,273	7,954,545
		$100,000	5,714,286	7,633,588	11,363,637	22,727,272

As can be seen from the example above, our existing stockholders will experience substantial dilution to their investment upon the conversion of these convertible notes into shares of our common stock.  As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution and potentially significant losses to our existing stockholders.

The continuously adjustable conversion price feature of the Asher and JMJ Financial convertible notes may encourage other investors to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Asher and JMJ Financial convertible notes are convertible into shares of our common stock at conversion prices as noted in the example table above.  The significant downward pressure on the price of our common stock as the holder of these convertible notes converts and sells material amounts of our common stock could encourage other investors to sell short our common stock.  This could place further downward pressure on the price of our common stock.  In addition, not only the sale of shares issued upon conversion of these convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock resulting in significant losses to our existing shareholders.

The issuance of common stock upon conversion of our convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of our convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holders of our convertible notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of our convertible notes.  Although our convertible notes may not be converted if such conversion would cause the holder thereof to own more than 9.99% of our issued and outstanding common stock, this restriction does not prevent the holder of the convertible note from converting some of their holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 9.99% limit.  In this way, the holders of our convertible notes could sell more than this limit while never actually holding more shares than this limit allows.  If the holders of our convertible notes chooses to do this, it will cause substantial dilution to the then holders of our common stock which could result in substantial losses to the other holders of our common stock.

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

Shares eligible for future sale may adversely affect the market price of our common stock.

As of March 25, 2014 we had 233,206,213 shares of our common stock issued and outstanding, a breakdown of which follows:

•

64,174,963 are freely tradable without restrictions (commonly referred to as the “public float”);

•

166,000,000 are restricted through March 31, 2015 pursuant to a share lock-up agreement.  After this lock-up agreement expires these shares may be publicly sold pursuant to Rule 144; and

•

3,031,250 are currently subject to the restrictions and sale limitations imposed by Rule 144.

From time to time, certain of our stockholders may be eligible to sell some or all of their restricted shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain volume restrictions and restrictions on the manner of sale.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

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

Our business is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  We are also required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  We have, through the participation of our sole officer and director, J. Scott Sitra, assessed the current effectiveness of our internal control over financial reporting.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our current internal controls over financial reporting are not effective due to control deficiencies that constituted material weaknesses.

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

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company", as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.  In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 202 Osmanthus Way, Canton, GA  30114.  This office space is being provided to us by Vice President, Michael Hume, free of charge.

We do not hold ownership or leasehold interest in any property or equipment.

Item 3.  Legal Proceedings

No officer, director, or persons nominated for these positions, and no promoter or significant employee – past or present – of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.  We are not aware of any pending or threatened legal proceedings involving Blue Water Global Group, Inc.

During the past ten (10) years neither J. Scott Sitra or Michael Hume has not been the subject of the following events:

1)

Any bankruptcy petition filed by or against any business of which Messrs. Sitra and/or Hume was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

2)

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

3)

An order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting either Mr. Sitra’s or Mr. Hume’s involvement in any type of business, securities or banking activities; and

4)

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the trading symbol “BLUU”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTCBB.

The following table sets forth the high and low sales prices of our common stock as reported by the OTCBB for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2012
4th Quarter (1)	$-0-	$-0-

Year Ending December 31, 2013
1st Quarter	$0.010	$0.010
2nd Quarter	$0.036	$0.010
3rd Quarter	$0.026	$0.010
4th Quarter	$0.024	$0.001

Year Ending December 31, 2014
1st Quarter (through March 25, 2014)	$0.033	$0.008

Note: All prices in the above table are adjusted to reflect a 10-for-1 forward stock split effected September 30, 2013.

(1)

Our common stock received clearance from FINRA to trade on the OTCBB on November 6, 2012.  It did not start trading until February 2013.

The closing price of our common stock on March 25, 2014 was $0.0175 as reported by the OTCBB.

Holders of Record

As of March 25, 2014, we had 233,206,213 shares of our common stock issued and outstand held by approximately 40 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.  We had no shares of preferred stock issued and outstanding.

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

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Common Stock

Our Articles of Incorporation authorize us to issue up to 700,000,000 shares of common stock, $0.001 par value.  Each holder of our common stock is entitled to one (1) vote for each share held of record on all voting matters we present for a vote of stockholders, including the election of directors.  Holders of common stock have no cumulative voting rights or preemptive rights to purchase or subscribe for any stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to our common stock.  All shares of our common stock are entitled to share equally in dividends from sources legally available when, and if, declared by our Board of Directors.

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

As of March 25, 2014, we had 233,206,213 shares of common stock issued and outstanding.

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

As of March 25, 2014, we had no shares of preferred stock issued or outstanding.

Share Purchase Warrants

On December 15, 2013 we issued an aggregate of 3,000,000 warrants to purchase shares of our common stock to Vitello Capital, Ltd. (“Vitello”).  These share purchase warrants expire on the earliest of: (i) December 15, 2014 or (ii) upon Vitello no longer providing consulting services to Blue Water.  The following table details all of Blue Water’s outstanding share purchase warrants:

Warrant Holder Name	Number of Warrants	Exercise Price

Vitello Capital, Ltd. (1)	1,000,000	$0.005
Vitello Capital, Ltd. (1)	1,000,000	$0.01
Vitello Capital, Ltd. (1)	1,000,000	$0.015

(1)

Alejandra G. Diaz has dispositive control over these securities.

As of March 25, 2014, other than the warrants described in the above table we do not have any other outstanding warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Registration Rights

On September 16, 2013 we entered into a Registration Rights Agreement with Dutchess Opportunity Fund, II, LP (“Dutchess”).  Pursuant to this Registration Rights Agreement, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on October 10, 2013 which was subsequently declared “effective” by the SEC on October 21, 2013.  See “Investment Agreement and Registration Rights Agreement with Dutchess” on page 10.

As of March 25, 2014, there are no other outstanding registration rights or similar agreements.

Convertible Securities

Asher Enterprises, Inc.

On September 16, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 1 closed on September 18, 2013 and matures on June 18, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Subsequently, on February 7, 2014, Blue Water repaid the Asher Note 1 in full with no conversion.  Per the terms of the Asher Note 1, Blue Water repaid Asher $44,886.51.

On November 8, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $37,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Blue Water.  The Asher Note 2 closed on November 12, 2013 and matures on August 12, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On December 23, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Blue Water.  The Asher Note 3 closed on January 7, 2014 and matures on September 26, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Asher Note 2, and Asher Note 3 (collectively, “Asher Notes”) are convertible into shares of our common stock based upon a discount to the market price.  The conversion terms of these convertible notes are based upon a discount to the then-prevailing average of the three (3) lowest trading bid prices and, as a result, the lower the stock price at the time Asher converts the convertible notes, the more shares of common stock Asher will receive. The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate.  If the trading price of our common stock is low when the conversion price of these convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders.  In addition, if Asher opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and result in lower trading prices for our common stock as reported by the OTCBB.  The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the convertible note is potentially limitless.  While the overall ownership of Asher at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, Asher may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these convertible notes.

Mermaid Enterprises, N.V. (Acquisition of St. Maarten, D.W.I. Business Licenses)

On October 9, 2013 we entered into a Purchase Agreement and issued a Convertible Promissory Note (“Mermaid Note”) as payment for the acquisition of three (3) separate business licenses in the country of St. Maarten, Dutch West Indies consisting of one (1) General Business License and two (2) Managing Director’s Licenses.  The value of this transaction was $35,000.  The Mermaid Note carries a principal amount of $35,000 and an interest rate of 10% per annum.  The Mermaid Note is convertible into shares of our common stock at a fixed price of $0.0005 per share beginning no earlier than April 7, 2014.  The Mermaid Note matures on October 9, 2015.

JMJ Financial

On January 31, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issued Discount (“OID”) of $35,000.

A key feature of the JMJ Note is that should Blue Water, at its sole discretion, repay all consideration received pursuant to the JMJ Note within 90 days of the Effective Date, there will be zero percent interest charged under the JMJ Note.  Otherwise, there will be a one-time interest charge of 12% for all consideration received by Blue Water pursuant to the JMJ Note.

At any time after 180 days of the Effective Date, the Investor may convert all or part of the JMJ Note into shares of Blue Water’s common stock at the lesser of $0.0185 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The JMJ Financial has agreed to restrict its ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The JMJ Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of Blue Water.  The JMJ Note also provides for penalties and rescission rights if Blue Water does not deliver shares of its common stock upon conversion within the required timeframes.

Shares Eligible for Future Sale

As of March 25, 2014 we had 233,206,213 shares of our common stock issued and outstanding, a breakdown of which follows:

•

64,174,963 are freely tradable without restrictions (commonly referred to as the “public float”);

•

166,000,000 are restricted through March 31, 2015 pursuant to a share lock-up agreement.  After this lock-up agreement expires these shares may be publicly sold pursuant to Rule 144; and

•

3,031,250 are currently subject to the restrictions and sale limitations imposed by Rule 144.

From time to time, certain of our stockholders may be eligible to sell some or all of their restricted shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain volume restrictions and restrictions on the manner of sale.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 25, 2014 we did not have any authorized Equity Compensation Plans.

Listing

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLUU”.

Transfer Agent

VStock Transfer, LLC

77 Spruce Street, Suite 201

Cedarhurst, NY  11516

(212) 828-8436 Phone

(646) 599-1296 Fax

www.VStockTransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since March 3, 2011 (inception) through March 25, 2014:

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

On February 17, 2012, we mutually agreed to rescind our consulting agreement with Arctic Eyes, LLC.  Arctic Eyes returned the 5,000,000 shares it had been holding since March 3, 2011.  These shares were subsequently cancelled and return to Blue Water’s treasury.

On July 15, 2013, we issued an aggregate of 75,000 shares of restricted common stock to Aeson Ventures, LLC (“Aeson”), an independent service provider.  We valued these shares at $18,750, or $0.25 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationships with us, Aeson had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 23, 2013, we mutually agreed to rescind our consulting agreement with Aeson.  As part of rescinding the consulting agreement, Aeson returned 71,875 shares of Blue Water’s common stock.  These shares were subsequently cancelled.

On December 15, 2013, we issued an aggregate of 2,000,000 shares of restricted common stock to Vitello Capital, Ltd. (“Vitello”), an independent service provider.  We valued these shares at $10,000, or $0.005 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the subsequent trading day.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of its relationships with us, Vitello had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2013, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated on March 3, 2011 in the State of Nevada.  We are currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

Our independent registered public accounting firm has issued a going concern opinion in their audit report included in the financial statements that are a part of this Annual Report on Form 10-K.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  Although we have begun executing on our business plan, we are not presently generating sufficient annual revenue to meet our financial obligations, particularly our ongoing reporting requirements with the SEC.  We do not anticipate generating revenues sufficient to meet our financial obligations until we are able to open first restaurant.  Accordingly, we must raise additional cash from sources other than operations.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2013 as fiscal 2013 or the fiscal year ended December 31, 2013 and the fiscal year ended December 31, 2012 as fiscal 2012 or the fiscal year ended December 31, 2012.

Fiscal Year Ended December 31, 2013 and 2012

Revenues.  We generated $10,000 in revenue during the fiscal year ended December 31, 2013 compared to $40,000 in revenue for the same period a year ago.  The reason for the decrease in revenue during fiscal 2013 compared to fiscal 2012 was the consulting project responsible for generating the revenue was completed during the three months ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurants.  As such, we do not anticipate generating any new revenue until we successfully open these restaurants.

Operating Expenses.  Our total operating expenses for the fiscal year ended December 31, 2013 were $305,634, which is a $189,083, or 162.2%, increase compared to operating expenses of $116,551 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased expenses from implementing an investor relations program.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the fiscal year ended December 31, 2013 we incurred an aggregate of ($445,064) in other expenses compared to $-0- for the same period a year ago.  These other expenses were comprised of ($420,000) in a one-time impairment charge against subscriptions for common stock and ($25,064) in interest expense.  This interest expense was comprised of ($1,973) in accrued interest relating to outstanding convertible promissory notes and ($23,091) in amortized debt discounts resulting from Beneficial Convertible Features (BCF) relating to outstanding convertible promissory notes.

Net Income (Loss).  We had a net loss of ($740,698) for the fiscal year ended December 31, 2013 compared to a net loss of ($76,551) for the same period a year ago, which represented a $664,147, or 867.6%, increase in net loss.  The increase in net loss was the result of (i) a one-time impairment charge against subscriptions for common stock, (ii) the expense of implementing an investor relations program, and (iii) increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through December 31, 2013

For ease of reading we refer to the period of March 3, 2011 (inception) through December 31, 2013 as the “Developmental Period”.

Revenues.  We have generated $50,000 in revenue during the Development Period.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Operating Expenses.  Our total operating expenses for the Developmental Period were $549,200.  These operating expenses were primarily attributable to organizational costs related to our formation, offerings of our common stock, implementing an investor relations program, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we experienced ($465,000) in other expenses consisting of (i) a realized loss of ($20,000) on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock, $0.001 par value, (ii) a one-time impairment charge against subscriptions for common stock, and (iii) incurred ($25,064) in interest expenses related to outstanding convertible promissory notes.

Net Loss.  We have incurred a net loss of ($964,264) during the Developmental Period.  The net loss net loss was primarily attributable to (i) organizational costs related to our formation, offerings of our common stock, (ii) implementing an investor relations program, (iii) a one-time impairment charge against subscriptions for common stock, and (iv) complying with our ongoing SEC reporting requirements, which consists primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($248,081) as of December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had total assets of $7,357, which consisted of cash and 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share.

As of December 31, 2013, our total liabilities were $255,438, which consisted of $192,907 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $33,000 to non-related parties, $27,558 in convertible promissory notes (net of unamortized debt discounts of $77,442), and $1,973 in accrued interest.  It is important to note that as of March 25, 2014 Taurus owned 71.2% of Blue Water’s issued and outstanding common stock and that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of December 31, 2013, we had nominal assets and anticipate that we need at least $900,000 in additional financing to open our Blue Water Bar & Grill™ restaurants in St. Maarten, Dutch West Indies and meet our minimal working capital requirements over the next 12 months.

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

Asher Enterprises Convertible Note 1

On September 16, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 1 closed on September 18, 2013 and matures on June 18, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

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

As of December 31, 2013, the outstanding balance due on the Asher Note 1 was $33,241, which includes $741 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $19,788.

Subsequently, on February 7, 2014, Blue Water repaid the Asher Note 1 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 1 at $44,886.51.

Asher Enterprises Convertible Note 2

On November 8, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $37,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on November 12, 2013 and matures on May 7, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

This note is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded beneficial conversion feature resulted in a partial discount of $33,033 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of December 31, 2013, the outstanding balance due on the Asher Note 2 was $37,936, which includes $436 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $26,713.

Mermaid Enterprises, N.V.

On October 9, 2013 we entered into a Purchase Agreement and issued a Convertible Promissory Note (“Mermaid Note”) as payment for the acquisition of three (3) separate business licenses in the country of St. Maarten, Dutch West Indies consisting of one (1) General Business License and two (2) Managing Director’s Licenses.  The value of this transaction was $35,000.

The Mermaid Note carries a principal amount of $35,000 and an interest rate of 10% per annum.  The Mermaid Note is convertible into shares of our common stock at a fixed price of $0.0005 per share beginning no earlier than April 7, 2014.  The Mermaid Note matures on October 9, 2015.

As of December 31, 2013, the outstanding balance due on the Mermaid Note was $35,796, which includes $796 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $30,625.

JMJ Financial

On January 31, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issued Discount (“OID”) of $35,000.

A key feature of the JMJ Note is that should Blue Water, at its sole discretion, repay all consideration received pursuant to the JMJ Note within 90 days of the Effective Date, there will be zero percent interest charged under the JMJ Note.  Otherwise, there will be a one-time interest charge of 12% for all consideration received by Blue Water pursuant to the JMJ Note.

At any time after 180 days of the Effective Date, the Investor may convert all or part of the JMJ Note into shares of Blue Water’s common stock at the lesser of $0.0185 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The JMJ Financial has agreed to restrict its ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The JMJ Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of Blue Water.  The JMJ Note also provides for penalties and rescission rights if Blue Water does not deliver shares of its common stock upon conversion within the required timeframes.

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

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Contractual Obligations

The following table summarizes Blue Water’s contractual obligations as of December 31, 2013:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$105,000	$70,000	$35,000
Total	$105,000	$70,000	$35,000

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2013 and 2012, and cumulative from March 3, 2011 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, Blue Water had no cash equivalents.

Revenue Recognition

Blue Water follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Blue Water recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Blue Water generates and anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra Premium Rum™.  Revenue from both sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2013 and 2012 the allowance for doubtful accounts was $-0-.

Short-Term Investments

Blue Water accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2013, Blue Water had no short-term investments.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of December 31, 2013, Blue Water had long-term investments consisting of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share

Fair Value of Financial Instruments

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Blue Water’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-

Long-term
Available-for-sale securities	-	$-	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$192,907	$-	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558			27,558
Accrued Interest	1,973	1,973
Total liabilities measured at fair value	$255,438	$227,880	$-	$27,558

The estimated fair values of Blue Water’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$30,299	$30,299	$-	$-
Total assets measured at fair value	$30,299	$30,299	$-	$-

Liabilities
Accounts payable (related party)	$133,865	$133,865	$-	$-
Total liabilities measured at fair value	$133,865	$133,865	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal year ended December 31, 2012 Blue Water had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013 which includes the fiscal year ended December 31, 2013 and cumulative from March 3, 2011 (inception) to December 31, 2013 Blue Water had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of Blue Water’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

Beneficial Conversion Feature

From time to time, Blue Water may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features.  A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt.  In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital.  The debt discount is amortized to interest expense over the life of the note using either the straight line method or the effective interest method.

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

We maintain a valuation allowance with respect to deferred tax assets.  Blue Water establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration Blue Water’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on Blue Water's Consolidated Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Water Global Group, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Blue Water Global Group, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statement of operations, stockholders’ deficit and cash flows for the fiscal years then ended and the period from March 3, 2011 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Water Global Group, Inc. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations since inception and had negative working capital as of December 31, 2013, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

March 27, 2014

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

	December 31,
	2013	2012
Current assets:
Cash and equivalents	$7,357	$30,299
	7,357	30,299

Total assets:	$7,357	$30,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$192,907	$133,865
Accounts payable (non-related)	33,000	-
Convertible notes payable, net of unamortized debt discounts of $77,442 and $-0-, respectively	27,558	-
Accrued interest	1,973	-
Total current liabilities	255,438	133,865

Total liabilities	$255,438	$133,865

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 229,331,250 and 180,000,000 shares issued and outstanding, respectively	229,331	180,000
Additional paid-in capital	486,852	(60,000)
Accumulated other comprehensive income (loss)	-	-
(Deficit) accumulated during the development stage	(964,264)	(223,566)

Total stockholders’ (deficit)	$(248,081)	$(103,566)

Total liabilities and stockholders’ (deficit)	$7,357	$30,299

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,		Cumulative from March 3, 2011 (inception) to 12/31/13
	2013	2012

Revenues, net	$10,000	$40,000	$50,000

Cost of revenues	-	-	-

Gross profit	10,000	40,000	50,000

Expenses:
General and administrative	4,595	1,066	5,821
Accounting fees	7,750	5,000	18,750
Advertising and marketing fees	6,711	-	57,065
Consulting fees	64,109	9,000	73,109
Legal fees	145,950	99,458	315,908
Investor relations	71,581	-	71,581
Transfer agent fees	4,938	2,027	6,966
Total expenses	305,634	116,551	549,200

(Loss) from operations	(295,634)	(76,551)	(499,200)

Other income (expense):
Interest expense	(1,973)	-	(1,973)
Amortization of convertible notes	(23,091)	-	(23,091)
Bad Debt Charge	(420,000)	-	(420,000)
Realized loss on investment	-	-	(20,000)
Total other income (expense)	(445,064)	-	(465,064)

Provision for income taxes	-	-	-

Net (loss)	$(740,698)	$(76,551)	$(964,264)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	211,686,387	186,284,150

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to December 31, 2013

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

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to December 31, 2013

 (continued)

Balance, December 31, 2012	180,000,000	$180,000	$(60,000)	$-	$(223,566)	$(103,566)

Issuance of common shares for cash	47,300,000	47,300	424,460	(470,000)	-	1,760

Receipt of payment for common shares subscribed				50,000		50,000

Impairment of common shares subscribed				420,000		420,000

Issuance of common shares to consultants	2,750,000	2,750	26,000	-	-	28,750

Rescinding of consulting agreement	(718,750)	(719)	(17,250)	-	-	(17,969)

Discount on convertible notes with a Beneficial Conversion Feature (BCF)	-	-	100,533	-	-	100,533

Issuance of warrants to consultants	-	-	13,109	-	-	13,109

Net (loss) for the period	-	-	-	-	(740,698)	(740,698)

Balance, December 31, 2013	229,331,250	$229,331	$486,852	$-	$(964,264)	$(248,081)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,		Cumulative from 3/3/11 (inception) to 12/31/13
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(740,698)	$(76,551)	$(964,264)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Realized loss on investment	-	-	20,000
Common stock issued in connection with services provided by consultants	10,781	-	110,781
Warrants issued in connection with services provided by consultants	13,109	-	13,109
Impairment of subscribed common stock	420,000	-	420,000
Common stock issued in connection with services associated with subscription receivable	50,000	-	50,000
Amortization of discount on convertible debt	23,091	-	23,091
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	59,042	106,850	192,907
Increase (decrease) in accounts payable (non-related)	33,000	-	33,000
Increase (decrease) in accrued interest	1,973	-	1,973

Net cash provided (used) by operating activities	(129,702)	30,299	(99,403)

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$105,000	$-	$105,000
Net proceeds from sale of common stock	1,760		1,760

Net cash provided (used) by financing activities	106,760	-	106,760

Net increase (decrease) in cash	(22,942)	30,299	7,357

Cash – beginning of period	30,299	-	-

Cash – end of period	$7,357	$30,299	$7,357

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	-	20,000
Beneficial Conversion Feature (BCF) of convertible notes	105,000	-	105,000
Rescinding of shares	-	5,000	5,000
Issuance of common shares for common stock subscribed	420,000	-	420,000
	$525,000	$5,000	$550,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 – Summary of Significant Accounting Policies

Organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is a development stage company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2013 and 2012, and for the period March 3, 2011 (inception) to December 31, 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, the Company had no cash equivalents.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company generates and anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra Premium Rum™.  Revenue from both sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2013 and 2012 the allowance for doubtful accounts was $-0-.

Short-Term Investments

The Company accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2013, the Company had no short-term investments.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of December 31, 2013, the Company had long-term investments consisting of 20 million shares of Stream Flow Media, Inc. which were valued at $-0-.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-

Long-term
Available-for-sale securities	-	$-	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$192,907	$-	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558			27,558
Accrued Interest	1,973	1,973
Total liabilities measured at fair value	$255,438	$227,880	$-	$27,558

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2012 Using:

Description	12/31/12	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$30,299	$30,299	$-	$-
Total assets measured at fair value	$30,299	$30,299	$-	$-

Liabilities
Accounts payable (related party)	$133,865	$133,865	$-	$-
Total liabilities measured at fair value	$133,865	$133,865	$-	$-

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the fiscal year ended December 31, 2012 the Company had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013 which includes the fiscal year ended December 31, 2013 and cumulative from March 3, 2011 (inception) to December 31, 2013 the Company had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of the Company’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

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

NOTE 2 – Development Stage Activities and Going Concern

The Company is a development stage business that is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTCBB.

While management of the Company believes that it will be successful with its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of December 31, 2013, the Company had an accumulated net loss of ($964,264).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Convertible Promissory Notes

Asher Note 1

On September 16, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 1 closed on September

18, 2013 and matures on June 18, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

As of December 31, 2013, the outstanding balance due on the Asher Note 1 was $33,241, which includes $741 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $19,788.

Asher Note 2

On November 8, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $37,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on November 12, 2013 and matures on May 7, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

This note is measured at fair value at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.  The fair value of the embedded beneficial conversion feature resulted in a partial discount of $33,033 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of December 31, 2013, the outstanding balance due on the Asher Note 2 was $37,936, which includes $436 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $26,713.

Mermaid Enterprises, N.V.

On October 9, 2013 we entered into a Purchase Agreement and issued a Convertible Promissory Note (“Mermaid Note”) as payment for the acquisition of three (3) separate business licenses in the country of St. Maarten, Dutch West Indies consisting of one (1) General Business License and two (2) Managing Director’s Licenses.  The value of this transaction was $35,000.

The Mermaid Note carries a principal amount of $35,000 and an interest rate of 10% per annum.  The Mermaid Note is convertible into shares of our common stock at a fixed price of $0.0005 per share beginning no earlier than April 7, 2014.  The Mermaid Note matures on October 9, 2015.

As of December 31, 2013, the outstanding balance due on the Mermaid Note was $35,796, which includes $796 in accrued interest.  Further, as of December 31, 2013, the remaining unamortized debt discount was $30,625.

The table below provides a summary of the convertible promissory notes as of December 31, 2013:

Description-	Amount ($)

Asher Note 1	$32,500
Asher Note 2	37,500
Mermaid Note	35,000
Less unamortized debt discount	(77,442)
Net	$27,558

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

For the fiscal year ended December 31, 2013 we received net proceeds of $1,760 from the sale of 300,000 registered shares of our common stock under the Dutchess Investment Agreement.

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

During the period March 3, 2011 (inception) to December 31, 2013 the Company issued an aggregate of 280,050,000 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

Date of Issue	Description of Issuance	Shares Issued

3/3/11	Issuance of Founder’s Shares to original officers and directors	110,000,000
3/3/11	Taurus Financial Partners, LLC for assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of an offering prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services. These shares were valued at $50,000, or $0.01 per share, based on the value of the services provided	50,000,000
3/3/11	Arctic Eyes, LLC for assisting with the initial development and future hosting of our website (www.bluewaterbar.com) and marketing efforts aimed at building the Blue Water brand on various Caribbean travel websites and local radio stations. These shares were valued at $50,000, or $0.01 per share, based on the previously established value	50,000,000
3/29/11	Island Radio, Inc. (OTCBB: ISLD) in a stock exchange where the Company received 2,000,000 restricted shares of Island Radio’s common stock. These shares were valued at $20,000, or $0.001 per share, based on the previously established value	20,000,000
4/30/13	Subscribed to by five investors in a registered offering of the Company’s common shares. These shares were priced at $0.01 per share, or an aggregate of $470,000.	47,000,000
7/15/13	Aeson Ventures, LLC for assisting creating an Internet “Landing Page” and drafting corporate awareness articles for dissemination via the Internet. These shares were valued at $18,750, or $0.025 per share, based on the then market closing price of our common stock.	750,000
12/6/13	The Company sold registered shares to Dutchess Opportunity Fund, II, LP for cash pursuant to an Investment Agreement dated September 16, 2013. These shares were valued at $1,760, or approximately $0.0059 a share.	300,000
12/15/13	Vitello Capital, Ltd. for investor relations consulting services. These shares were issued valued at $10,000, or $0.005 a share, based on the then market closing price of our common stock.	2,000,000
	Aggregate shares issued	280,050,000

During the period March 3, 2011 (inception) to December 31, 2013 the Company cancelled an aggregate of 50,718,750 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

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

As of December 31, 2013, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 229,331,250 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of December 31, 2013, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Share Purchase Warrants

In conjunction with retaining a consultant, Vitello Capital, Ltd., the Company issued an aggregate of 3,000,000 share purchase warrants enabling the consultant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.005 a share, $0.01 a share, and $0.015 a share, respectively.  The fair value of the warrants was estimated to be $13,109 on the date of the grant using the Black-Scholes option-pricing model.  Expected volatility was determined through the average of a peer group of public companies.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of the grant.  The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.  The following weighted-average assumptions were utilized for the calculations:

Expected life (in years)	1.0
Weighted average volatility	167.82%
Weighted average risk-free interest rate	0.13%
Expected dividend rate	-0-

The following table summarizes the number of warrants, weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants as of December 31, 2013:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)

$0.005	1,000,000	$0.005	1.0
$0.01	1,000,000	$0.01	1.0
$0.015	1,000,000	$0.015	1.0

NOTE 8 – Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2013:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$105,000	$70,000	$35,000
Total	$105,000	$70,000	$35,000

NOTE 9 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to December 31, 2013 was as follows, assuming a 35 percent effective tax rate:

	For the fiscal year ended December 31, 2013		For the period from March 3, 2011 (inception) to 12/31/13
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$287,131		$133,929
Change in valuation allowance	(287,131)		(133,929)

Total deferred tax provision	$-		$-

As of December 31, 2013, the Company had approximately $820,374 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to December 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 10 – Investments

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of December 31, 2013:

As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$-	$-	$-	$-

Total	$-	$-	$-	$-

As of December 31, 2013, the Company’s long-term AFS securities consisted solely of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0-.  More details in Note 12.

All of our investments, excluding trading securities, are subject to periodic impairment review.  The impairment analysis requires significant judgment to identify events or circumstances that would likely have significant adverse effect on the future value of the investment.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 11 – Strategic Alliance Agreement with Taurus Financial Partners, LLC

On June 21, 2013 the Company entered into a Strategic Alliance Agreement with Taurus Financial Partners, LLC (“Taurus”).  Under this Strategic Alliance Agreement the Company was granted the exclusive right to participate in Taurus’s future Registered Spin-Off transactions.

In a typical Registered Spin-Off transaction, the Company will acquire between 10 – 15% of an operating business that is in the process of “going public” on the OTC Bulletin Board.  Taurus will then register these shares with the Securities and Exchange Commission (“SEC”).  Once Taurus has registered these shares with the SEC, the Company will “spin-off” approximately one-third of them to its then stockholders in the form of a special stock dividend.

NOTE 12 – Stream Flow Media, Inc.

On December 2, 2013 the Company entered into its first Registered Spin-Off transaction pursuant to the Strategic Alliance Agreement described in Note 11 with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of March 25, 2014 in return for the Company agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

Stream Flow is presently in the process of filing its initial Registration Statement on Form S-1 with the SEC, the first step in obtaining a listing on the OTCBB.  Once Stream Flow obtains its listing on the OTCBB, and upon approval by both the SEC and FINRA, the Company will issue a special one-time stock dividend of approximately 25%, or 5,000,000, of its Stream Flow shares to its shareholders.  The remaining Stream Flow shares will be sold by the Company over an 18-24 month period with the net proceeds going towards financing new units of its Blue Water Bar & Grill™ restaurant concept.

The Company accounts for its Stream Flow asset as Available-For-Sale (AFS) securities that are carried in the financial statements at fair value.  Changes in fair value are recorded in the financial statements as an unrealized gain (loss) in Other Comprehensive Income (OCI).

As of December 31, 2013, the Company had accumulated $-0- in costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Stream Flow shares at a $-0- valuation on the balance sheet for the period.

NOTE 13 – Subsidiaries

As of December 31, 2013, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies

(1)

As of December 31, 2013, Blue Water Bar & Grill, N.V. was (i) in good standing with the government of St. Maarten, D.W.I., (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

NOTE 14 – Related Party Transactions

As of December 31, 2013, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, for the period of March 3, 2011 (inception) to December 31, 2013 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item; as of December 31, 2013, Taurus owned 71.2% of the Company’s issued and outstanding common stock.  Further, our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares.

NOTE 15 – Recent Accounting Pronouncements

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

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 15 – Subsequent Events

On January 17, 2014, the Company issued 3,581,500 registered shares of its common stock under the Dutchess Investment Agreement described in Note 4 in exchange for gross proceeds of $35,815, or $0.01 a share.  After DWAC/wire fees of $250 and settling the outstanding accounts payable of $10,000 to Dutchess Capital, the Company received net proceeds of $25,565.

On January 31, 2014, the Company issued a Convertible Promissory Note to JMJ Financial that allows it to draw total proceeds of $335,000 at the discretion of the lender.  The principal and interest is convertible into shares of common stock at the discretion of the note holder at the lower of $0.0185 a share or 60% of the lowest trading price of the Company’s common stock over the 25 trading days prior to the conversion request date.  The note carries a one-time 12% of principal interest charge unless any consideration advanced to the Company is paid in full within 90 days in which event the interest rate is 0%.  The Company received $35,000 in consideration from JMJ Financial on January 31, 2014.

On February 7, 2014, the Company repaid the Asher Note 1 described in Note 3 in full with no conversion.  Per the terms of the agreement, the Company repaid the Asher Note 1 at $44,886.51.

On February 14, 2014, the Company issued 293,463 registered shares of its common stock under the Dutchess Investment Agreement described in Note 4 in exchange for gross proceeds of $4,989, or $0.0177 a share.  After DWAC/wire fees of $250, the Company received net proceeds of $4,739.

On March 24, 2014, the Company incorporated a new wholly owned subsidiary, Blue Water Beverage Brands, Ltd.  Blue Water Beverage Brands, Ltd. is a British Virgin Islands (“BVI”) Business Corporation (“BC”) that will be the operating entity for the Company’s line of distilled spirits.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal officer and sole director, J. Scott Sitra, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2013 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, Mr. Sitra has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

Mr. Sitra has concluded that our disclosure controls and procedures had the following material weaknesses:

•

We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.  While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our principal officer and sole director, J. Scott Sitra, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2013 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of March 25, 2014 are as follows:

Name	Age	Position

J. Scott Sitra	41	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Sole Director)
Michael Hume	42	Vice President

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

J. Scott Sitra, has served as our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and member of our Board of Directors since June 2013.  He concurrently serves as the President and Chief Executive Officer of Taurus Financial Partners, LLC (“Taurus”), an international management and financial consulting firm specializing in assisting small and promising businesses with obtaining and maintaining a public listing on the OTC Bulletin Board (OTCBB).  Mr. Sitra founded Taurus in February 2010.

Before starting Taurus, Mr. Sitra worked as an independent consultant advising development stage businesses on various matters relating to business finance and how to obtain a public listing on a US exchange.  Prior to being an independent consultant, Mr. Sitra served in varying capacities, including as an executive officer and a member of the board of directors, to several private and public entities.  He has actively participated in the successful growth and development of several private and public entities within a multitude of industries, including high technology, oil and gas exploration, marketing and retailing, food and beverage, and publishing.

Mr. Sitra is not currently an officer or director of any other reporting company.  Mr. Sitra presently devotes approximately 80%, or 35 to 45 hours per week, of his business time to our affairs.

Michael Hume, is one of our co-founders and has served as our President, Chief Executive Officer and as a Director since our inception on March 3, 2011 and has served as our Treasurer and Secretary since January 2013, when he became our sole officer and director.  Mr. Hume brings to us over 18 years of sales, management, and promotional experience within the restaurant industry.  Concurrently with his duties at Blue Water, Mr. Hume is the General Manager of Hooter’s Restaurant in Atlanta, Georgia, a position he has held since October 2013.  Prior to joining Hooter’s, Mr. Hume was the General Manager of The Arena Tavern in Duluth, Georgia, a restaurant he helped develop and launch in April 2009.  Prior to opening The Arena Tavern and starting in August 2007 Mr. Hume was involved in the opening and development of The Hudson Grille chain of restaurants in the Atlanta, Georgia area which was comprised of 14 restaurants companywide.  Between August 2005 and April 2007 Mr. Hume served as the Treasurer and Secretary of Premier Development & Investment, Inc., a publicly traded company, and was the General Manager of its wholly-owned Player’s Grille, Inc. subsidiary starting in August 2004.  Mr. Hume attended the University of South Florida in Tampa, Florida between 1993 and 1997.

Mr. Hume is not currently an officer or director of any other reporting company.  Mr. Hume presently devotes approximately 25%, or 10 to 15 hours per week, of his business time to our affairs.

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

Information Concerning Non-Director Executive Officers

Michael Hume is not a director of Blue Water.  Mr. Hume did serve as a director for Blue Water from its inception on March 3, 2011 through June 2013 when he voluntarily resigned.  Mr. Hume continues to work in an executive officer capacity and presently is Blue Water’s Vice President.  In the future, when Blue Water has secured sufficient financing and Mr. Hume can devote more time to Blue Water’s business, he may consider rejoining Blue Water’s Board of Directors.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 3, 2011 through December 31, 2013.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on March 3, 2011 through December 31, 2013.  We have no plans to begin paying our officers any cash compensation during the current fiscal year ending December 31, 2014.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

J. Scott Sitra, President, CEO, Treasurer, Secretary, Director (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Hume, Vice President (2)	2013 2012 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Christina Harris, Former Treasurer and Secretary (3)	2012 2011	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1)

Mr. Sitra joined Blue Water on June 14, 2013 and has not received any form of compensation as of the date of this Annual Report on Form 10-K.

(2)

Michael Hume received 6,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(3)

Christina Harris received 5,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  Ms. Harris has received no other compensation.  Ms. Harris gifted these shares to Michael Hume on July 9, 2012 and resigned from all of her positions with Blue Water on January 11, 2013.

The following table sets forth information with respect to compensation paid by us to our directors from inception on March 3, 2011 through December 31, 2013.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Scott Sitra (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Hume (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christina Harris (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

J. Scott Sitra joined Blue Water’s Board of Directors on June 14, 2013.  As of the date of this Annual Report on Form 10-K Mr. Sitra has not received any form of compensation for serving on the Board of Directors.

(2)

Michael Hume joined Blue Water’s Board of Directors on March 3, 2011 (inception) and served as a director until June 2013.  Mr. Hume continues serving Blue Water in an executive officer capacity as a Vice President.

(3)

Christina Harris joined Blue Water’s Board of Directors on March 3, 2011 (inception) and served as a director until July 2012.

All compensation received by our officers and directors has been disclosed.  There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors, past or present.

Employment Agreements

We have not entered into any employment agreements with any of our officers or directors.  As of March 25, 2014 we had no employees other than those listed above.  All future employment arrangements are subject to the discretion of our Board of Directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Michael Hume and Christina Harris received 6,000,000 and 5,000,000 shares, respectively, of our shares of our common stock as compensation for their services.  These shares were issued on March 3, 2011 and were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.  We have no plans to begin paying our current officer any cash compensation during the current fiscal year ending December 31, 2014.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of March 25, 2014 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of March 25, 2014, we had 233,206,213 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
J. Scott Sitra, President, CEO, Treasurer, Secretary, and Director (1)	1,000,000	*	-0-	0%
Michael Hume, Vice President	1,000,000	*

All officers and directors as a group (2 persons)	2,000,000	*	-0-	0%

Five Percent Stockholders
Taurus Financial Partners, LLC (2)	166,000,000	71.2%	-0-	0%

* Less than 1%

(1)

Does not include 166,000,000 shares of our common stock held by Taurus Financial Partners, LLC (“Taurus”), a company Mr. Sitra concurrently serves as its President and Chief Executive Officer.  Mr. Sitra has dispositive control over Taurus’s shares of our common stock.

(2)

Taurus received 5,000,000 shares of our common stock valued at $50,000, or $0.01 a share, on March 3, 2011 in consideration of its services of assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of a prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services.  Further, on September 28, 2011, Taurus purchased an additional 700,000 shares of our common stock from Island Radio, Inc.  J. Scott Sitra is the sole owner and control person of Taurus.  On July 25, 2013 Michael Hume transferred 10,900,000 shares of his holdings to Taurus as a gift.  Taking into consideration Blue Water’s forward stock split on September 30, 2013, Taurus’s shares aggregate 166,000,000 shares of our common stock as of March 25, 2014.  On March 21, 2014, Taurus voluntarily entered into a Share Lock-Up Agreement which prevents Taurus from selling any of its shares through March 31, 2015

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 25, 2014 we did not have any authorized Equity Compensation Plans.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of Blue Water.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We are currently operating out of office space provided by our Vice President, Michael Hume.  This arrangement was agreed upon by Mr. Hume on a rent-free basis for an indeterminate period of time.  There is no written agreement or other material terms or arrangements relating to this arrangement.  Should Mr. Hume become uninvolved in our business this arrangement would certainly come to an end and we would be required to seek office space elsewhere, potentially at great expense to us.

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

On July 9, 2012 Ms. Harris transferred her shares to Mr. Hume as a gift.  Ms. Harris no longer owns any shares of our common stock.

On July 25, 2013 Mr. Hume transferred 10,900,000 of his shares to Taurus Financial Partners, LLC (“Taurus”) as a gift.  As of March 25, 2014 Mr. Hume owned 1,000,000 shares of our common stock.

On March 3, 2011 we issued 5,000,000 restricted shares of our common stock to Taurus for:

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

Additionally, and as of December 31, 2013, we had $192,907 in accounts payable to Taurus.

Further, and as of March 25, 2014, Taurus is considered a promoter and an affiliate shareholder and presently owns 166,000,000 shares, or 71.2%, of our issued and outstanding shares of common stock.  J. Scott Sitra, our President and Chief Executive Officer, is concurrently the President and Chief Executive Officer at Taurus.

On March 21, 2014, Taurus voluntarily entered into a Share Lock-Up Agreement whereby it cannot sell any of its shares of our common stock through March 31, 2015.

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

Subsequently, on February 17, 2012, Blue Water and Arctic Eyes, LLC mutually agreed to rescind their consulting agreement.  Arctic Eyes returned the 5,000,000 shares it was holding which were subsequently cancelled by Blue Water.  Arctic Eyes went out of business shortly after this event.

As of March 25, 2014, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)

J. Scott Sitra, President, CEO and Chairman	None (1)	$-0- (1)
Michael Hume, Vice President	6,000,000 shares of restricted common stock (2)	$ -0- (2)
Taurus Financial Partners, LLC (3)	5,000,000 shares of restricted common stock	$50,000

(1)

As of the date of this Annual Report on Form 10-K, Mr. Sitra had not received any compensation for his services to Blue Water.  Mr. Sitra presently owns 1,000,000 shares of our common stock that he privately purchased on August 2, 2012.

(2)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(3)

J. Scott Sitra, our President and Chief Executive Officer, is concurrently the President and Chief Executive Officer of Taurus.  As of the date of this Annual Report on Form 10-K, Taurus owned 166,000,000 shares of our common stock.

As of March 25, 2014, we had no agreements in place to provide additional compensation to any of the above promoters.

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

Director Independence

The OTC Bulletin Board, where our shares of common stock are quoted under the symbol “BLUU”, does not have any director independence requirements.  In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15).  Based on these widely-accepted criteria, we have determined that none of our directors are independent at this time.

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

For the Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit Fees	$7,750	$5,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

(3)

Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Form S-1 (File No. 333-174557) filed on May 27, 2011
3.2	Bylaws	Incorporated by reference to registration statement on Form S-1 (File No. 333-174557) filed on May 27, 2011
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to current report on Form 8-K filed on July 11, 2013
3.4	Certificate of Change dated September 9, 2013	Incorporated by reference to current report on Form 8-K filed on September 23, 2013
4.1	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated September 16, 2013	Incorporated by reference to current report on Form 8-K filed on September 19, 2013
4.2	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated November 8, 2013	Incorporated by reference to current report on Form 8-K filed on November 14, 2013
4.3	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated December 23, 2013	Incorporated by reference to current report on Form 8-K filed on January 8, 2014
4.4	Convertible Promissory Note and Amendment between Blue Water Global Group, Inc. and JMJ Financial dated January 29, 2014	Incorporated by reference to current report on Form 8-K filed on February 5, 2014
10.1	Share Exchange Agreement with Island Radio, Inc. dated March 29, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.2	Service Agreement with Taurus Financial Partners, LLC dated March 3, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.3	Service Agreement with Arctic Eyes, LLC dated March 3, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.5	First Amendment to Service Agreement with Taurus Financial Partners, LLC dated August 4, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 3, File No. 333-174557) filed on August 5, 2011
10.6	Consulting Agreement with Long Yard Restaurants dated August 1, 2012	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-186571) filed on March 18, 2013
10.7	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated September 16, 2013	Incorporated by reference to current report on Form 8-K filed on September 19, 2013
10.8	Investment Agreement between Blue Water Global Group, Inc. and Dutchess Opportunity Fund II, LP dated September 16, 2013	Incorporated by reference to registration statement on Form S-1 (File No. 333-191654) filed on October 10, 2013
10.9	Registration Rights Agreement between Blue Water Global Group, Inc. and Dutchess Opportunity Fund II, LP dated September 16, 2013	Incorporated by reference to registration statement on Form S-1 (File No. 333-191654) filed on October 10, 2013
10.10	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated November 8, 2013	Incorporated by reference to current report on Form 8-K filed on November 14, 2013
10.11	Consulting Agreement between Blue Water Global Group, Inc. and Stream Flow Media, Inc. dated December 2, 2013	Incorporated by reference to current report on Form 8-K filed on December 4, 2013
10.12	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated December 23, 2013	Incorporated by reference to current report on Form 8-K filed on January 8, 2014
10.13	Share Lock-Up Agreement dated March 21, 2014 between Blue Water Global Group, Inc. and Taurus Financial Partners, LLC	Incorporated by reference to current report on Form 8-K filed on March 24, 2014
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 27th day of March, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Principal

Accounting Officer, Treasurer, Secretary, and

Sole Director