Form 10-Q
period 2014-03-31
Blue Water Global Group, Inc.
filed 2014-05-12
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 8, 2014, was 243,206,213.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

ASSETS

	3/31/14	12/31/13
Current assets:
Cash and equivalents	$100,024	$7,357
	100,024	7,357

Total assets:	$100,024	$7,357

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$348,827	$192,907
Accounts payable (non-related)	18,000	33,000
Convertible notes payable, net of unamortized debt discounts of $198,591 and $77,442, respectively	40,492	27,558
Accrued interest	3,535	1,973
Total current liabilities	410,854	255,438

Total liabilities	$410,854	$255,438

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 233,206,213 and 229,331,250 shares issued and outstanding, respectively	233,206	229,331
Additional paid-in capital	686,280	486,852
Accumulated other comprehensive income (loss)	-	-
(Deficit) accumulated during the development stage	(1,230,316)	(964,264)

Total stockholders’ (deficit)	$(310,830)	$(248,081)

Total liabilities and stockholders’ (deficit)	$100,024	$7,357

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		Cumulative from March 3, 2011 (inception) to 3/31/14
	2014	2013

Revenues, net	$-	$10,000	$50,000

Cost of revenues	-	-	-

Gross profit	-	10,000	50,000

Expenses:
General and administrative	5,594	1,042	11,416
Accounting fees	3,000	3,500	21,750
Advertising and marketing fees	7,218	-	64,282
Consulting fees	178,250	9,000	322,940
Legal fees	22,900	51,635	338,808
Transfer agent fees	1,082	872	8,048
Total expenses	218,044	66,049	767,244

(Loss) from operations	(218,044)	(56,049)	(717,244)

Other income (expense):
Amortization of convertible notes	(48,008)	-	(73,072)
Bad Debt Charge	-	-	(420,000)
Realized loss on investment	-	-	(20,000)
Total other income (expense)	(48,008)	-	(513,072)

Provision for income taxes	-	-	-

Net (loss)	$(266,052)	$(56,049)	$(1,230,316)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	232,382,976	180,000,000

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to March 31, 2014

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

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to March 31, 2014

 (continued)

(unaudited)

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

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from March 3, 2011 (inception) to March 31, 2014

 (continued)

(unaudited)

Balance, December 31, 2013	229,331,250	$229,331	$486,852	$-	$(964,264)	$(248,081)

Issuance of common shares for cash	3,874,963	3,875	36,928		-	40,803

Discount on convertible notes with a Beneficial Conversion Feature (BCF)	-	-	162,500	-	-	162,500

Net (loss) for the period	-	-	-	-	(266,052)	(266,052)

Balance, March 31, 2014	233,206,213	$233,206	$686,280	$-	$(1,230,316)	$(310,830)

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,		Cumulative from 3/3/11 (inception) to 3/31/14
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(266,052)	$(56,049)	$(1,230,316)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Realized loss on investment	-	-	20,000
Common stock issued in connection with services provided by consultants	-	-	110,781
Warrants issued in connection with services provided by consultants	-	-	13,109
Impairment of subscribed common stock	-	-	420,000
Common stock issued in connection with services associated with subscription receivable	-	-	50,000
Amortization of discount on convertible debt	45,434	-	68,525
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	155,920	37,520	333,828
(Increase) decrease in accounts receivable	-	(10,000)	-
Increase (decrease) in accounts payable (non-related)	(15,000)	-	33,000
Increase (decrease) in accrued interest	1,562	-	3,535

Net cash provided (used) by operating activities	(78,136)	(28,529)	(177,540)

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$162,500	$-	$267,500
Net proceeds from sale of common stock	40,804		42,564
Repayment of convertible promissory notes	(32,500)	-	(32,500)

Net cash provided (used) by financing activities	170,803	-	277,564

Net increase (decrease) in cash	92,667	(28,529)	100,024

Cash – beginning of period	7,357	30,299	-

Cash – end of period	$100,024	$1,770	$100,024

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(continued)

(unaudited)

	For the three months ended March 31,		Cumulative from 3/3/11 (inception) to 3/31/14
	2014	2013

Non-cash investing and financing activities:
Issuance of common shares to directors (founder’s stock)	$-	$-	$11,000
Issuance of common shares to Island Radio, Inc. (share exchange)	-	-	20,000
Beneficial Conversion Feature (BCF) of convertible notes	162,500	-	267,500
Rescinding of shares	-	-	5,000
Issuance of common shares for common stock subscribed	-	-	420,000
	$162,500	$-	$550,000
Supplemental disclosure of cash flow information:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheets as of March 31, 2014 and December 31, 2013, Statements of Operations for the three months ended March 31, 2014 and 2013, and cumulative from March 3, 2011 (Inception) to March 31, 2014, Statement of Stockholder’s (Deficit) for the cumulative period from March 3, 2011 (Inception) to March 31, 2014, and the Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and cumulative from March 3, 2011 (Inception) to March 31, 2014, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the Company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and its results of operations and its cash flows for the period ended March 31, 2014 and cumulative from March 3, 2011 (inception) to March 31, 2014.  The results for the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of March 31, 2014, for the three months ended March 31, 2014 and 2013, and for the period March 3, 2011 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra Premium Rum™.  Revenue from both sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $-0-.

Short-Term Investments

The Company accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2014 and December 31, 2013, the Company had no short-term investments.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of March 31, 2014 and December 31, 2013, the Company had long-term investments consisting of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0-.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2014 Using:

Description	3/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$100,024	$100,024	$-	$-
Total assets measured at fair value	$100,024	$100,024	$-	$-

Liabilities
Accounts payable (related party)	$348,827	$348,827	$-	$-
Accounts payable (non-related)	18,000	18,000
Convertible notes payable, net of unamortized debt discount of $198,591	40,492			40,492
Accrued Interest	3,535	3,535
Total liabilities measured at fair value	$412,854	$381,736	$-	$40,492

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$192,907	$-	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558			27,558
Accrued Interest	1,973	1,973
Total liabilities measured at fair value	$255,438	$227,880	$-	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 the Company had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013, and including the three months ended March 31, 2014 and cumulative from March 3, 2011 (inception) to March 31, 2014 the Company had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of the Company’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

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

NOTE 2 – Development Stage Activities and Going Concern

The Company is a development stage business currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”)

While management of the Company believes that it will be successful with its business plan and capital formation activities, there can be no assurance that it will be able to successfully execute on either of these or that it will be able to generate adequate revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2014, the Company had an accumulated net loss of ($1,230,316).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

This note was redeemed and paid in full on February 7, 2014.  No shares were issued in connection with the redemption of this note.

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

As of March 31, 2014, the outstanding balance due on the Asher Note 2 was $38,675, which includes $1,175 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $20,036.

Asher Note 3

On December 23, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on January 7, 2014 and matures on September 26, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $27,500 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of March 31, 2014, the outstanding balance due on the Asher Note 3 was $28,091 which includes $591 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $17,771.

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

The fair value of the embedded beneficial conversion feature resulted in a full discount of $35,000 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the effective interest method.

As of March 31, 2014, the outstanding balance due on the Mermaid Note was $36,659, which includes $1,659 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $26,442.

JMJ Financial Note

On January 31, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

As of March 31, 2014, the outstanding balance due on the JMJ Note was $39,083, which includes $-0- in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $39,083.

Prim Note

On October 9, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Prim Note”) to an accredited investor in the principal amount of $100,000 with an interest rate of 10% per annum.  The Prim Note is convertible into shares of our common stock at a fixed price of $0.005 per share beginning no earlier than 180 days from the date of issue.  The Prim Note matures on March 26, 2016.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the effective interest method.

As of March 31, 2014, the outstanding balance due on the Prim Note was $100,110, which includes $110 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $99,314.

The table below provides a summary of the convertible promissory notes as of March 31, 2014:

Description-	Amount ($)

Asher Note 2	$37,500
Asher Note 3	27,500
Mermaid Note	35,000
JMJ Note	39,083
Prim Note	100,000
Less unamortized debt discount	(198,591)
Net	$40,492

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

As of March 31, 2014 we have received aggregate net proceeds of $42,064, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement.

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

During the period March 3, 2011 (inception) to March 31, 2014 the Company issued an aggregate of 284,224,963 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

Date of Issue	Description of Issuance	Shares Issued

3/3/11	Issuance of Founder’s Shares to original officers and directors	110,000,000
3/3/11	Taurus Financial Partners, LLC for assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of an offering prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services. These shares were valued at $50,000, or $0.01 per share, based on the value of the services provided	50,000,000
3/3/11	Arctic Eyes, LLC for assisting with the initial development and future hosting of our website (www.bluewaterbar.com) and marketing efforts aimed at building the Blue Water brand on various Caribbean travel websites and local radio stations. These shares were valued at $50,000, or $0.01 per share, based on the previously established value	50,000,000
3/29/11	Island Radio, Inc. (OTCBB: ISLD) in a stock exchange where the Company received 2,000,000 restricted shares of Island Radio’s common stock. These shares were valued at $20,000, or $0.001 per share, based on the previously established value	20,000,000
4/30/13	Subscribed to by five investors in a registered offering of the Company’s common shares. These shares were priced at $0.01 per share, or an aggregate of $470,000.	47,000,000
7/15/13	Aeson Ventures, LLC for assisting creating an Internet “Landing Page” and drafting corporate awareness articles for dissemination via the Internet. These shares were valued at $18,750, or $0.025 per share, based on the then market closing price of our common stock.	750,000
12/6/13	The Company sold registered shares to Dutchess Opportunity Fund, II, LP for cash pursuant to an Investment Agreement dated September 16, 2013. These shares were valued at $1,760, or approximately $0.0059 a share.	300,000
12/15/13	Vitello Capital, Ltd. for investor relations consulting services. These shares were issued valued at $10,000, or $0.005 a share, based on the then market closing price of our common stock.	2,000,000
1/17/14	The Company sold registered shares to Dutchess Opportunity Fund, II, LP for cash pursuant to an Investment Agreement dated September 16, 2013. These shares were valued at $35,565, or approximately $0.0099 a share.	3,581,500
2/18/14	The Company sold registered shares to Dutchess Opportunity Fund, II, LP for cash pursuant to an Investment Agreement dated September 16, 2013. These shares were valued at $4,739, or approximately $0.016 a share.	293,463
	Aggregate shares issued	284,224,963

During the period March 3, 2011 (inception) to March 31, 2014 the Company cancelled an aggregate of 50,718,750 split adjusted shares of its common stock as follows (note: all share and per share amounts in the following table are adjusted for the 10-for-1 forward stock split):

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

As of March 31, 2014, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 233,206,213 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of March 31, 2014, the Company had no shares of its preferred stock issued and outstanding.

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

The following table summarizes the number of warrants, weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants as of March 31, 2014:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)

$0.005	1,000,000	$0.005	1.0
$0.01	1,000,000	$0.01	1.0
$0.015	1,000,000	$0.015	1.0

NOTE 8 – Income Taxes

The provision (benefit) for income taxes for the period from March 3, 2011 (inception) to March 31, 2014 was as follows, assuming a 35 percent effective tax rate:

	For the three months ended 3/31/14		For the period from March 3, 2011 (inception) to 3/31/14
Current tax provision:
Federal
Taxable income	$-	$

Total current tax provision	$-	$

Deferred tax provision:
Federal
Loss carryforwards	$93,118		$380,249
Change in valuation allowance	(93,118)		(380,249)

Total deferred tax provision	$-		$-

As of March 31, 2014, the Company had approximately $1,086,426 in tax carryforwards that can be utilized in future periods to reduce taxable income through 2032.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 9 – Investments

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of March 31, 2014:

As of March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$-	$-	$-	$-

Total	$-	$-	$-	$-

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of December 31, 2013:

As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$-	$-	$-	$-

Total	$-	$-	$-	$-

As of March 31, 2014 and December 31, 2013, the Company’s long-term AFS securities consisted solely of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0-.  More details in Note 12.

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

NOTE 10 – Strategic Alliance Agreement with Taurus Financial Partners, LLC

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

NOTE 11 – Stream Flow Media, Inc.

On December 2, 2013 the Company entered into its first Registered Spin-Off transaction pursuant to the Strategic Alliance Agreement described in Note 11 with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of May 1, 2014 in return for the Company agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

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

As of March 31, 2014 and December 31, 2013, the Company had accumulated $-0- in costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Stream Flow shares at a $-0- valuation on the balance sheet for the periods.

NOTE 12 – Subsidiaries

As of March 31, 2014, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands

(1)

As of March 31, 2014, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of March 31, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 13 – Related Party Transactions

As of March 31, 2014, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, for the period of March 3, 2011 (inception) to March 31, 2014 the majority of the Company’s expenses were paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of March 31, 2014, the Company’s accounts payable to Taurus aggregated $360,201, of which $167,294 was accrued during the three months ended March 31, 2014.

As of March 31, 2014, Taurus owned 71.2% of the Company’s issued and outstanding common stock.  Further, on March 21, 2014 Taurus voluntarily entered into a Stock Lock-Up Agreement whereby none of its holdings could be sold until March 31, 2015 at the earliest.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares once the stock lock-up agreement expires.

NOTE 14 – Recent Accounting Pronouncements

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

NOTE 15 – Subsequent Events

On April 2, 2014, the Company repaid the Asher Note 2 described in Note 3 in full with no conversion.  Per the terms of the agreement, the Company repaid the Asher Note 2 at $51,775.68.  No shares were issued in connection with the redemption of this note.

On April 10, 2014, the Company issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of the Mermaid Note described in Note 3.  As of May 1, 2014, there was a $30,000 principal balance (not including any accrued interest) remaining on this note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with only limited early stage operations.  Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 27, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant and have our distilled spirits widely accepted by consumers.  Accordingly, we must raise additional cash from sources other than operations.

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

To become profitable and competitive, we have to successfully open operating restaurant properties and have our distilled spirits accepted by consumers.  We anticipate relying on equity sales of our common stock in order to continue to fund our business operations until we are able to generate sufficient revenues to cover our operating expenses, which may never happen.  Issuances of additional shares will result in dilution to our then existing stockholders.  There is no assurance that we will be able to make any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.  We may also rely on loans from our management or other significant shareholders.  However, there are no assurances that management or any of our significant shareholders will provide us with any additional funds.

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

It is important to note that we remain a development stage business in early stage operations.  As of March 31, 2014, we had nominal assets, early stage business operating activities, did not operate any restaurant properties, did not have any ownership or leaseholds in any restaurant properties, had not sold any distilled spirits, and did not have any distribution agreements in place to sell distilled spirits.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, it will be successful.

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

Below is the bottle and label design for the Blue Water Ultra Premium Rum™:

On March 24, 2014 Blue Water incorporated a new wholly-owned subsidiary in the British Virgin Islands for the international sale and distribution of its distilled spirits.  The subsidiary was named Blue Water Beverage Brands, Ltd.

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

Stream Flow Media, Inc.

On December 2, 2013 Blue Water entered into the first of these types of transactions under this Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of May 8, 2014 in return for Blue Water agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

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

As of March 31, 2014, Blue Water had accumulated $-0- in investment costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, Blue Water carried the Stream Flow shares at a $-0- valuation on the balance sheet for the period.

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

As of March 31, 2014 we had received aggregate net proceeds of $42,064, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement.

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

Planned 2014 Capital Expenditures

Based on generating a minimum of $900,000 in new financing during the fiscal year ending December 31, 2014, we anticipate allocating the capital as follows:

Planned Capital Expenditure	Amount ($)

Restaurant Construction and Renovation	$500,000
Initial Inventory and Launching of Blue Water Ultra Premium Rum™	200,000
SEC Filing and Compliance	75,000
Legal and Consulting	35,000
Engineering and Architectural Consulting	50,000
Location Scouting and Surveying	15,000
General Operations	25,000
Total	$900,000

Proposed 2014 Milestones

During the course of the fiscal year ending December 31, 2014, and provided we are successful at raising sufficient capital to meet our primary objectives, we anticipate achieving the following quarterly milestones:

First Quarter Ending March 31, 2014

o

Finalize the Blue Water Bar & Grill™ Restaurant Location in St. Maarten, Dutch West Indies
(Location Determined.  Not Publicly Disclosed Yet Due to Non-Disclosure Agreement.)

o

Commence necessary engineering and architectural drawings and approvals for the St. Maarten restaurant
(Retained Another Ard Production on February 27, 2014)

o

File a Registration Statement on Form S-1 for Stream Flow Media, Inc. (“Stream Flow”) initiating the “going public” process
(Filed with the SEC on March 11, 2014)

Second Quarter Ending June 30, 2014

o

Conclude the necessary engineering and architectural drawings and approvals for the St. Maarten restaurant

o

Launch the Blue Water Ultra Premium Rum™ Website (www.bluewaterrum.com)

o

Launch the Blue Water Bar & Grill™ Website (www.bluewaterbar.com), Complete with Online Merchandise Store

o

File a Form 15c2-11 to Enable Stream Flow’s Common Stock to Trade on the OTC Bulletin Board (“OTCBB”)

o

Secure second spin-off candidate (e.g. Stream Flow Media, Inc.)

Third Quarter Ending September 30, 2014

o

Officially launch the Blue Water Ultra Premium Rum™ brand in St. Maarten, Dutch West Indies

o

Commence construction on the flagship Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies

o

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

Fourth Quarter Ending December 31, 2014

o

Open the flagship Blue Water Bar & Grill™ in St. Maarten, D.W.I.

o

Market and promote the St. Maarten Blue Water Bar & Grill™ brand during the 2014 “high season”

o

Begin scouting for a suitable Blue Water Bar & Grill™ location in Aruba, Dutch West Indies

Long-Term Plan (5 Years)

Blue Water Bar & Grill™

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

Distilled Spirits

Following the planned launch of the Blue Water Ultra Premium Rum™ in St. Maarten, Dutch West Indies in Summer 2014, Blue Water intends to expand this brand in 2015 through distribution agreements into the neighboring islands, including the exclusive and influential St. Barts and Anguilla.  Blue Water will continue expanding the brand throughout the Caribbean Region and, ultimately, export it into the United States as early as 2016.

In addition to the Blue Water Ultra Premium Rum™ brand, Blue Water will be expanding its line of premium rums and is presently working with the distillery to develop a smooth spiced rum and a seasonal holiday spiced rum.  These rums, along with other similar products, will be introduced made available to consumers over the next five years.

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

Patents and Trademarks

Upon securing a leasehold in St. Maarten, Dutch West Indies for our first restaurant we intend to formally register the trademark “Blue Water Bar & Grill”.  As of May 8, 2014, we have not initiated this process.  We have been advised that such an undertaking will cost us approximately $750, inclusive of legal and filing fees.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues.  We did not generate any revenue during the three months ended March 31, 2014 compared to $10,000 in revenue for the same period a year ago.  The reason for the lack of revenue during the current period was the consulting project responsible for generating the revenue a year ago was completed during the reporting period ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ and preparing for the launch of our first distilled spirit, Blue Water Ultra Premium Rum™.  As such, we do not anticipate generating any new revenue until we successfully open this new restaurant and launch our premium rum.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2014 were $218,044, which is a $151,995, or 230.1%, increase compared to operating expenses of $66,049 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased expenses from implementing an investor relations program.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the three months ended March 31, 2014 we incurred ($48,047) in other income (expenses) compared to $-0- for the same period a year ago.  This expense was comprised of ($2,574) in accrued interest relating to outstanding convertible promissory notes, ($45,434) in amortized debt discounts resulting from Beneficial Convertible Features (BCF) relating to outstanding convertible promissory notes, and a one-time gain of $17,498 recorded for the extinguishment of outstanding debt.

Net Income (Loss).  We had a net loss of ($266,051) for the three months ended March 31, 2014 compared to a net loss of ($56,049) for the same period a year ago, which represented a $210,002, or 456.0%, increase in net loss.  The increase in net loss was the result of (i) generating zero revenue during the period and (ii) increased general operating expenses and higher ongoing SEC compliance and reporting requirements, which consisted primarily of legal, accounting and outside consulting fees.

Cumulative During the Development Stage – March 3, 2011 (inception) through March 31, 2014

For ease of reading we refer to the period of March 3, 2011 (inception) through March 31, 2014 as the “Developmental Period”.

Revenues.  We have generated $50,000 in revenue during the Development Period.  This revenue was the result of us being retained to develop a sports themed restaurant concept, inclusive of financials, 5-year projections, feasibility studies, and floor and traffic planning.  We completed work on this project during the three months ended March 31, 2013.

Operating Expenses.  Our total operating expenses for the Developmental Period were $767,245.  These operating expenses were primarily attributable to organizational costs related to our formation, offerings of our common stock, implementing an investor relations program, and complying with our ongoing SEC reporting requirements.  These expenses have consisted primarily of legal, accounting, and outside consulting fees.

Other Income (Expenses).  During the Development Period we experienced ($513,072) in other expenses consisting of ($4,547) in interest expenses, ($68,525) in amortized debt discounts resulting from Beneficial Convertible Features (BCF) relating to outstanding convertible promissory notes, a one-time ($420,000) impairment charge against subscriptions for common stock, and a realized loss of ($20,000) on our investment in 2,000,000 shares of Island Radio, Inc. (OTCBB: ISLD) common stock.

Net Loss.  We have incurred a net loss of ($1,230,316) during the Developmental Period.  The net loss net loss was primarily attributable to (i) organizational costs related to our formation, offerings of our common stock, (ii) implementing an investor relations program, (iii) a one-time impairment charge against subscriptions for common stock, and (iv) complying with our ongoing SEC reporting requirements, which consists primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($310,830) as of March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, we had total assets of $100,024, which consisted of cash and 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share.

As of March 31, 2014, our total liabilities were $410,854, which consisted of $348,827 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $18,000 to non-related parties, $40,492 in convertible promissory notes (net of unamortized debt discounts of $198,591), and $3,535 in accrued interest.  It is important to note that as of May 1, 2014 Taurus owned 71.2% of Blue Water’s issued and outstanding common stock and that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of March 31, 2014, we had nominal assets and anticipate that we need at least $900,000 in additional financing to open our Blue Water Bar & Grill™ restaurants in St. Maarten, Dutch West Indies, launch our Blue Water Ultra Premium Rum™, and meet our ongoing working capital requirements over the next 12 months.

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

As of March 31, 2014 we have received aggregate net proceeds of $42,064, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement.

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

On February 7, 2014, Blue Water repaid the Asher Note 1 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 1 at $44,886.51.  No shares were issued in connection with the redemption of this note.

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

As of March 31, 2014, the outstanding balance due on the Asher Note 2 was $38,675, which includes $1,175 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $20,036.

Subsequently, on April 2, 2014, Blue Water repaid the Asher Note 2 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 2 at $51,775.68.  No shares were issued in connection with the redemption of this note.

Asher Enterprises Convertible Note 3

On December 23, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on January 7, 2014 and matures on September 26, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

Blue Water analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $27,500 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of March 31, 2014, the outstanding balance due on the Asher Note 3 was $28,091 which includes $591 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $17,771.

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

The fair value of the embedded beneficial conversion feature resulted in a full discount of $35,000 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the effective interest method.

As of March 31, 2014, the outstanding balance due on the Mermaid Note was $36,659, which includes $1,659 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $26,442.

Subsequently, on April 10, 2014 Mermaid redeemed $5,000 of the Mermaid Note in exchange for 10,000,000 shares of our common stock.  As of May 1, 2014, there was a $30,000 principal balance (not including any accrued interest) remaining on this note.

JMJ Financial

On January 31, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

As of March 31, 2014, the outstanding balance due on the JMJ Note was $39,083, which includes $-0- in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $39,083.

Prim Note

On October 9, 2013 we entered into an agreement for the sale of a Convertible Promissory Note (“Prim Note”) to an accredited investor in the principal amount of $100,000 with an interest rate of 10% per annum.  The Prim Note is convertible into shares of our common stock at a fixed price of $0.005 per share beginning no earlier than 180 days from the date of issue.  The Prim Note matures on March 26, 2016.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the effective interest method.

As of March 31, 2014, the outstanding balance due on the Prim Note was $100,110, which includes $110 in accrued interest.  Further, as of March 31, 2014, the remaining unamortized debt discount was $99,314.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated March 27, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$239,083	$65,000	$35,000
Total	$239,083	$65,000	$35,000

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2014 and 2013, and cumulative from March 3, 2011 (inception) to March 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2014 and December 31, 2013, Blue Water had no cash equivalents.

Revenue Recognition

Blue Water follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Blue Water recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Blue Water anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra Premium Rum™.  Revenue from both sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of March 31, 2014 and December 31, 2013 the allowance for doubtful accounts was $-0-.

Short-Term Investments

Blue Water accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2014 and December 31, 2013, Blue Water had no short-term investments.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of March 31, 2014 and December 31, 2013, Blue Water had long-term investments consisting of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share

Fair Value of Financial Instruments

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2014 Using:

Description	3/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$100,024	$100,024	$-	$-
Total assets measured at fair value	$100,024	$100,024	$-	$-

Liabilities
Accounts payable (related party)	$348,827	$348,827	$-	$-
Accounts payable (non-related)	18,000	18,000
Convertible notes payable, net of unamortized debt discount of $198,591	40,492			40,492
Accrued Interest	3,535	3,535
Total liabilities measured at fair value	$412,854	$381,736	$-	$40,492

[This space intentionally left blank]

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$192,907	$-	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558			27,558
Accrued Interest	1,973	1,973
Total liabilities measured at fair value	$255,438	$227,880	$-	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 Blue Water had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013, and including the three months ended March 31, 2014 and cumulative from March 3, 2011 (inception) to March 31, 2014 Blue Water had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of the Company’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$239,083	$65,000	$35,000
Total	$239,083	$65,000	$35,000

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

Based on management’s assessment, we have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of March 31, 2014, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of May, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Principal Accounting Officer and Director