Form 10-Q
period 2014-06-30
Blue Water Global Group, Inc.
filed 2014-08-19
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 19, 2014, was 253,206,213.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

BALANCE SHEETS

(unaudited)

ASSETS

	6/30/14	12/31/13
Current assets:
Cash and equivalents	$68,676	$7,357
	68,676	7,357

Total assets:	$68,676	$7,357

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$388,203	$192,907
Accounts payable (non-related)	18,000	33,000
Convertible notes payable, net of unamortized debt discounts of $240,901 and $77,442, respectively	39,099	27,558
Accrued interest	6,487	1,973
Total current liabilities	451,789	255,438

Total liabilities	$451,789	$255,438

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 243,206,213 and 229,331,250 shares issued and outstanding, respectively	243,206	229,331
Additional paid-in capital	831,280	486,852
Accumulated deficit	(1,457,599)	(964,264)

Total stockholders’ (deficit)	$(383,113)	$(248,081)

Total liabilities and stockholders’ (deficit)	$68,676	$7,357

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenues, net	$-	$-	$-	$10,000

Cost of revenues	-	-	-	-

Gross profit	-	-	-	10,000

Expenses:
General and administrative	26,253	4,250	40,147	6,164
Consulting fees	37,250	9,000	215,500	18,000
Accounting fees	4,000	1,000	7,000	4,500
Legal fees	24,388	7,500	47,288	59,135
Total expenses	91,891	21,750	309,935	87,799

(Loss) from operations	(91,891)	(21,750)	(309,935)	(77,799)

Other income (expense)
Interest expense	(112,768)	-	(160,776)	-
Loss on extinguishment of debt	(22,624)	-	(22,624)	-
Total other income (expense)	(135,392)	-	(183,400)	-

Provision for income taxes	-	-	-	-

Net (loss)	$(227,283)	$(21,750)	$(493,335)	$(77,799)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	242,107,312	211,505,490	237,272,007	195,839,780

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from December 31, 2013 to June 30, 2014

(unaudited)

Description	Common Stock		Additional Paid-In Capital	Common Stock	Accumulated Deficit	Total
	Shares	Amount		Subscribed

Balance, December 31, 2013	229,331,250	$229,331	$486,852	$-	$(964,264)	$(248,081)

Issuance of common shares for cash	3,874,963	3,875	36,928	-	-	40,803

Issuance of common shares for conversion of debt	10,000,000	10,000	(5,000)	-	-	5,000

Discount on convertible notes with a Beneficial Conversion Feature (BCF)	-	-	312,500	-	-	312,500

Net (loss) for the period	-	-	-	-	(493,335)	(493,335)

Balance, June 30, 2014	243,206,213	$243,206	$831,280	$-	$(1,457,599)	$(383,113)

The accompanying notes to the financial statements are an integral part of these statements.

 BLUE WATER GLOBAL GROUP, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(493,335)	$(77,799)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Amortization of discount on convertible debt	153,125	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable (related party)	195,296	57,646
(Increase) decrease in accounts receivable	-	(10,000)
Increase (decrease) in accounts payable (non-related)	(14,999)	-
Increase (decrease) in accrued interest	4,514	-

Net cash provided (used) by operating activities	(155,401)	(30,153)

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$312,500	$-
Net proceeds from sale of common stock	40,803
Repayment of convertible promissory notes	(136,583)	-

Net cash provided (used) by financing activities	216,720	-

Net increase (decrease) in cash	61,319	(30,153)

Cash – beginning of period	7,357	30,299

Cash – end of period	$68,676	$146

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	For the six months ended June 30,
	2014	2013
Non-cash investing and financing operating activities:
Beneficial Conversion Feature (BCF) of convertible notes	$312,500	$-
Issuance of common shares in connection with debt conversion	5,000	-
	$317,500	-

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-
	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Balance Sheet as of June 30, 2014, Statements of Operations for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and 2013, Statement of Stockholder’s (Deficit) for the six months ended June 30, 2014, and the Statements of Cash Flows for the six months ended June 30, 2014 and 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014 and its results of operations and its cash flows for the period ended June 30, 2014.  The results for the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is an emerging growth company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of June 30, 2014, for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its flagship Blue Water Ultra Premium Rum™ and spiced Blue Water Caribbean Gold™ Premium Rum.  Revenue from all sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $-0-.

Short-Term Investments

The Company accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2014 and December 31, 2013, the Company had no short-term investments.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of June 30, 2014 and December 31, 2013, the Company had long-term investments consisting of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0-.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$68,676	$68,676	$-	$-
Total assets measured at fair value	$68,676	$68,676	$-	$-

Liabilities
Accounts payable (related party)	$388,203	$-	$388,203	$-
Accounts payable (non-related)	18,000	18,000	-	-
Convertible notes payable, net of unamortized debt discount of $240,901	39,099	-	-	39,099
Accrued Interest	6,487	6,487	-	-
Total liabilities measured at fair value	$451,789	$24,487	$388,203	$39,099

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$-	$192,907	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the period ended June 30, 2013 the Company had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013, and including the three and six months ended June 30, 2014, the Company had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of the Company’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

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

NOTE 2 – Going Concern

The Company’s independent registered public accounting firm has issued a going concern opinion in their audit report dated March 27, 2014, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014.  This means that the Company’s auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  The Company does not anticipate generating significant revenues until it is able to open its first restaurant presently under development in St. Maarten, Dutch West Indies and have its line of premium rums widely accepted by consumers.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2014, the Company had an accumulated net loss of ($1,457,599).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

This note was redeemed and paid in full on February 7, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $32,500 in amortization expenses that has been recorded in the financial statements as interest expense.

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

This note was redeemed and paid in full on April 2, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $33,033 in amortization expenses that has been recorded in the financial statements as interest expense.

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

This note was redeemed and paid in full on May 27, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $27,500 in amortization expenses that has been recorded in the financial statements as interest expense.

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

On April 10, 2014, the Company issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

As of June 30, 2014, the outstanding balance due on the Mermaid Note was $32,503, which includes $2,503 in accrued interest.  During the three months and six months ended June 30, 2014 this note incurred $4,922 and $9,845, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $20,913.

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

This note was redeemed and paid in full on May 8, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $39,083 in amortization expenses that has been recorded in the financial statements as interest expense.

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

As of June 30, 2014, the outstanding balance due on the Prim Note was $102,603, which includes $2,603 in accrued interest.  During the three months and six months ended June 30, 2014 this note incurred $12,362 and $13,048, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $86,952.

Adar Bays, LLC Financing

On May 19, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, an accredited investor (“Adar Bays”), pursuant to which we issued Adar Bays two convertible notes.  The first note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 1”), was issued in exchange for $50,000 in cash.  The second note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 2” and, together with AB Note 1, the “AB Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Adar Bays in the amount of $50,000 (“AB Payment Note”).  The AB Payment Note is due on January 15, 2015, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both AB Note 2 and the AB Payment Note may be cancelled.  The AB Payment Note is secured by AB Note 1.

Interest on the AB Notes accrues at the rate of 8% per annum.  The Company is not required to make any payments on the AB Notes until maturity.  The Company has the right to repay the AB Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

Adar Bays may convert the outstanding principal on the AB Notes into shares of the Company’s common stock beginning no earlier than 180 days from the date of issue at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $50,000 to the AB Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of June 30, 2014, the outstanding balance due on the AB Note 1 was $50,460, which includes $460 in accrued interest.  During the three months and six months ended June 30, 2014 this note incurred $5,753 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $44,247.

LG Capital Funding, LLC

On May 19, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, an accredited investor (“LG Capital”), pursuant to which we issued LG Capital two convertible notes.  The first note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 1”), was issued in exchange for $100,000 in cash.  The second note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 2” and, together with LG Note 1, the “LG Notes”), was issued in exchange for a full-recourse, collateralized promissory note from LG Capital in the amount of $100,000 (“LG Payment Note”).  The LG Payment Note is due on January 15, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both LG Note 2 and the LG Payment Note may be cancelled.  The LG Payment Note is secured by LG Note 1.

Interest on the LG Notes accrues at the rate of 8% per annum.  The Company is not required to make any payments on the LG Notes until maturity.  The Company has the right to repay the LG Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

LG Capital may convert the outstanding principal on the LG Notes into shares of the Company’s common stock beginning no earlier than 180 days from the date of issue at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the LG Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of June 30, 2014, the outstanding balance due on the LG Note 1 was $100,921, which includes $921 in accrued interest.  During the three months and six months ended June 30, 2014 this note incurred $11,507 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $88,493.

The table below provides a summary of the convertible promissory notes as of June 30, 2014:

Description-	Amount ($)

Mermaid Note	30,000
Prim Note	100,000
AB Note 1	50,000
LG Note 1	100,000
Less unamortized debt discount	(240,901)
Net	$39,099

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

On June 10, 2014 the Company terminated the Investment Agreement with Dutchess and subsequently withdrew its effective registration statement with the SEC.

The Company received aggregate net proceeds of $42,563, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement during the term of this agreement.

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

During the six months ended June 30, 2014 the Company issued an aggregate of 13,874,963 shares of its common stock.

As of June 30, 2014, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 243,206,213 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of June 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

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

The following table summarizes the number of warrants, weighted average exercise price, and weighted average life (in years) by price for both total outstanding warrants and total exercisable warrants as of June 30, 2014:

	Total Outstanding Warrants
Exercise Price	Warrants	Weighted Average Exercise Price	Life (in years)

$0.005	1,000,000	$0.005	1.0
$0.01	1,000,000	$0.01	1.0
$0.015	1,000,000	$0.015	1.0

NOTE 8 – Investments

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of June 30, 2014:

As of June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$-	$-	$-	$-

Total	$-	$-	$-	$-

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of December 31, 2013:

As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities	$-	$-	$-	$-

Total	$-	$-	$-	$-

As of June 30, 2014 and December 31, 2013, the Company’s long-term AFS securities consisted solely of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0-.  More details in Note 10.

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

NOTE 9 – Strategic Alliance Agreement with Taurus Financial Partners, LLC

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

Stream Flow Media, Inc.

On December 2, 2013 the Company entered into its first Registered Spin-Off transaction pursuant to the Strategic Alliance Agreement described in Note 11 with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of August 15, 2014 in return for the Company agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

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

As of June 30, 2014 and December 31, 2013, the Company had accumulated $-0- in costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Stream Flow shares at a $-0- valuation on the balance sheet for the periods.

NOTE 10 – Subsidiaries

As of June 30, 2014, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands
BWG Investments & Development, Ltd. (3)	British Virgin Islands

(1)

As of June 30, 2014, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of June 30, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

(3)

As of June 30, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 11 – Related Party Transactions

As of June 30, 2014, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, a significant portion of the Company’s expenses have been paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of June 30, 2014, the Company’s accounts payable to Taurus aggregated $388,203, of which $195,296 was accrued during the six months ended June 30, 2014.

As of June 30, 2014, Taurus owned 68.3% of the Company’s issued and outstanding common stock.  Further, on March 21, 2014 Taurus voluntarily entered into a Stock Lock-Up Agreement whereby none of its holdings could be sold until March 31, 2015 at the earliest.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares once the stock lock-up agreement expires.

NOTE 12 – Recent Accounting Pronouncements

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities".  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are applied retrospectively.  The Company elected early adoption of ASU 2014-10.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 13 – Subsequent Events

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[The remainder of this page intentionally left blank]

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are an emerging growth business with limited operating history.  We cannot guarantee that we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns, such as increases in marketing costs, increases in administration expenditures associated with daily operations, increases in accounting and audit fees, and increases in legal fees related to filings and regulatory compliance.

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

Plan of Operation

We were incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

It is important to note that we remain an emerging growth company in early stage operations.  As of June 30, 2014, we were an emerging growth company without any operating restaurant properties, had not sold any distilled spirits, and did not have any distribution agreements in place to sell distilled spirits.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, it will be successful.

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

Each restaurant will begin serving breakfast at 7am.  On weekends the restaurant will promote an American styled breakfast buffet and feature a do-it-yourself Bloody Mary station.  Lunch service will commence at 11am and will feature handmade burgers, gourmet sandwiches and salads, and Caribbean jerk styled dishes.  Dinner service will start at 5pm and will feature hand-cut aged Certified Angus steaks and prime rib, fresh seafood caught by local fishermen, hand tossed pizzas, and specialty homemade desserts.  The restaurant will close at 11pm nightly and the bar will close later at the manager’s discretion.

During weekdays the bar will host a daily happy hour (4pm – 6pm) that will offer reduced priced drinks and appetizer specials.  When the sun sets the patio will be outlined by tiki torches, which will promote a fun nighttime island atmosphere while helping ward off unwanted insects such as mosquitoes.

In addition, each restaurant will offer its customers specialty drinks in souvenir glasses, mugs, and shot glasses that come with the drink.  These items, along with fun and unique t-shirts and other souvenirs, will be available for retail purchase in a separate souvenir hut that will be approximately 130 square feet in size.  These souvenir items will be primarily marketed to the tourist customers.  Based on our preliminary discussions with an importer of these types of souvenir items, we estimate selling this merchandise at a 300% - 600% retail markup, depending on the particular item.

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

St. Maarten, Dutch West Indies Restaurant

On June 25, 2014 Blue Water announced the building site of its first Blue Water Bar & Grill™, which is currently under development in St. Maarten, D.W.I.  The beachfront building site is located in the pristine eco-friendly Indigo Bay development and is the second restaurant approved for beachfront construction.  The first Indigo Bay restaurant, Kokomo, opened in December 2013 and has been a tremendous success to date.  For more information visit their respective websites at www.indigo-bay.com and www.kokomo-sxm.com.

Key elements to the design and site location include:

•

Blue Water's building site (Lot #L04) measures approximately 1,552 square meters (16,706 square feet) and is located on a picturesque white sand beach.

•

This Blue Water Bar & Grill™ location will feature a large, open-aired tiki roof, swimming pool with swim up bar stools, two fire pits, and beach and pool lounge chairs with full drink and food service.

•

The restaurant's foot print measures approximately 415 square meters (4,467 square feet) and seats up to 203 people:

•

98 under the main tiki roof, 64 under tropical cover, 26 at the bar, and 15 at the swim up bar.

•

Indigo Bay is an eco-friendly commercial and residential development encompassing approximately 150 acres of lush tropical and beachfront land.

•

Indigo Bay is St. Maarten's newest and closest attraction to the Port of St. Maarten and is just a quick ride by water taxi for cruise ship passengers.

•

Approximate GPS coordinates: 18⁰01'17.5 North and 63⁰04'33 West.

ROW PARKING
water feat
TOILET
showers
open storage 10 sqm
office 10 sqm
kitchen 65 sqm
shop 12 sqm
ENTRANCE
ZONE A
ZONE B
BAR
beach entry

OVERVIEW AREAS AND SEATS

lot size	1,552 sqm
area row	254 sqm
footprint	415 sqm

seats	♀	♂	uri
50-200	2	2	3
200-400	4	3	4

A-00

SITE PLAN

Date 24-06-2014

Scale/size 1:150 A3

Blue water Bar & Grill

INDIGO BAY ESTATES - SINT MAARTEN

ANOTHER ARD PRODUCTION

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

Blue Water Premium Rums

Through its wholly-owned subsidiary, Blue Water Beverage Brands, Ltd., Blue Water has developed a line of premium rums that will be produced and bottled in the Dominican Republic.  These rums will be sold through Blue Water’s restaurants as well as other third-party retail locations.  Blue Water will launch the first two rums – its flagship Blue Water Ultra Premium Rum™ and spiced Blue Water Caribbean Gold™ Premium Rum – in late Summer 2014 in St. Maarten, D.W.I.  Blue Water intends to expand these brands in 2015 through distribution channels into the neighboring islands, including the exclusive and influential St. Barts, French West Indies and Anguilla, British West Indies.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States as early as 2016.

Blue Water Ultra Premium Rum™

Made in the Dominican Republic and steeped in time honored elite Caribbean rum making tradition dating back to the eighteenth century, Blue Water Ultra Premium Rum™ is distilled from pure sugarcane harvested at the pinnacle of freshness and carefully crafted by a maestro ronero (master rum-maker).  Through our dedication to tradition and our commitment to exceptional quality comes an ultra premium rum of unparalleled smoothness and distinctive taste that can be experienced neat, on the rocks, or in your favorite cocktail.

Blue Water Ultra Premium Rum™ is 40% alcohol/volume (80 proof).

Blue Water Caribbean Gold™ Premium Rum

Crafted in the Dominican Republic – claimed by Christopher Columbus in 1492 and the birthplace of Europe’s quest for Caribbean treasure and riches – comes a gold spiced rum able to satisfy even the most ruthless pirate and noble conquistador.  Carefully blended using centuries old rum making techniques, Blue Water Caribbean Gold Rum™ obtains its pure color and sweet undertones from aging three years in oak barrels before being delicately infused with natural spices making it a true Caribbean spiced rum of unforgettable taste that can be enjoyed neat, on the rocks, or in your favorite cocktail.

Blue Water Caribbean Gold™ Premium Rum is 35% alcohol/volume (70 proof).

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

Blue Water anticipates participating in three or four of these transactions each fiscal year.  It is important to note that Blue Water’s President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer of Taurus.

Stream Flow Media, Inc.

On December 2, 2013 Blue Water entered into the first of these types of transactions under this Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of August 15, 2014 in return for Blue Water agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

Stream Flow is presently in the process of preparing and filing its Form 15c2-11 with FINRA, the second step in obtaining a listing on the OTCBB.  Once Stream Flow obtains its listing on the OTCBB, and upon approval by both the SEC and FINRA, Blue Water will issue a special one-time stock dividend of approximately 25%, or 5,000,000, of its Stream Flow shares to its then shareholders.  The remaining Stream Flow shares will be sold by Blue Water over an 18-24 month period with the net proceeds going towards financing new units of its Blue Water Bar & Grill™ restaurant concept.

Blue Water accounts for its Stream Flow shares as Available-For-Sale (AFS) securities that are valued at fair value.  Changes in fair value are recorded in the financial statements as an unrealized gain (loss) under Other Comprehensive Income (OCI).

As of June 30, 2014, Blue Water had accumulated $-0- in investment costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, Blue Water carried the Stream Flow shares at a $-0- valuation on the balance sheet for the period.

Next Level Hockey, LLC

On April 25, 2014, and under this Strategic Alliance Agreement, Blue Water entered into a definitive agreement with Next Level Hockey, LLC (“Next Level”).  The general terms of this Letter of Intent (“LOI”) include:

•

The Next Level transaction will essentially mirror Blue Water’s December 2013 investment in Stream Flow Media, Inc.

•

Blue Water will own a net 15% equity interest in Next Level when it goes public on the OTCBB

As of August 15, 2014, Blue Water and Next Level were still in discussions and performing due diligence on Next Level and its long-term market prospects.

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

On June 10, 2014 Blue Water terminated the Investment Agreement with Dutchess and subsequently withdrew its effective registration statement with the SEC.

Blue Water received aggregate net proceeds of $42,064, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement during the term of this agreement.

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

We have engaged Madison Park Advisors, LLC, manager of the Madison Park Investment Fund, to provide sufficient capital for our planned 2014 capital expenditures and do not have any alternative sources of financing secured.  Although we believe the Madison Park Advisors will provide for our planned capital expenditures as agreed upon, we cannot provide any assurances that we will receive a sufficient amount of funding from them in a timely manner to meet the following planned capital expenditures.  As such, we are continuing to have discussions and explore alternative methods and sources of financing.

Planned 2014 Capital Expenditures

Based on generating a minimum of $900,000 in new financing during the fiscal year ending December 31, 2014, we anticipate allocating the capital as follows:

Planned Capital Expenditure	Amount ($)

Restaurant Development and Construction	$500,000
Initial Inventory and Launching of Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum	200,000
SEC Filing and Compliance	75,000
Legal and Consulting	35,000
Engineering and Architectural Consulting	50,000
Location Scouting and Surveying	15,000
General Operations	25,000
Total	$900,000

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

o

File a Registration Statement on Form S-1 for Stream Flow Media, Inc. (“Stream Flow”) initiating the “going public” process
(Filed with the SEC on March 11, 2014; declared “effective” on July 7, 2014)

Second Quarter Ending June 30, 2014

o

Secure second spin-off candidate (e.g. Stream Flow Media, Inc.) (Secured Next Level Hockey, LLC)

Third Quarter Ending September 30, 2014

o

Conclude the necessary engineering and architectural drawings and approvals for the St. Maarten restaurant

o

Launch the Blue Water Rums Website (www.bluewaterrum.com)

o

File a Form 15c2-11 to Enable Stream Flow’s Common Stock to Trade on the OTC Bulletin Board (“OTCBB”)

o

Officially launch the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands in St. Maarten, Dutch West Indies

o

Obtain the necessary building permits and commence construction on the flagship Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies

o

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

o

File a Registration Statement on Form S-1 for Next Level Hockey, LLC (“Next Level”) initiating the “going public” process

Fourth Quarter Ending December 31, 2014

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

Distilled Spirits

Following the planned launch of the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands in St. Maarten, Dutch West Indies in late Summer 2014.  Blue Water intends to expand these brands in 2015 through distribution agreements into the neighboring islands, including the exclusive and influential St. Barts, French West Indies and Anguilla, British West Indies.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States as early as 2016.

In addition to the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands, Blue Water is presently working with its Dominican Republic based producer and bottler to expand its product line premium rums.  These rums, along with other similar products, will be introduced and made available to consumers in the future.

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

Madison Park Advisors Engagement

On July 21, 2014, Blue Water entered into an engagement with Madison Park Advisors, LLC, a New York investment advisory firm that also manages the Madison Park Investment Fund, to provide the completion capital for the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ currently under development.

Key elements to this engagement include:

•

Madison Park is committed to provide Blue Water with a minimum of $500,000 in new capital this year to complete the Blue Water Bar & Grill™ currently under development in St. Maarten, D.W.I.

•

Madison Park’s initial investment tranche of $250,000 will be through a registered transaction.

•

All new equity issuances will be at a market-based fixed price and non-toxic.

•

No toxic convertible or derivative styled debt (or other securities) will be issued in conjunction with this financing.

•

Madison Park engagement can be expanded to provide additional new capital for the planned expansion Blue Water Bar & Grill™ restaurant in Aruba.

Additional Sources of Long-Term Financing

Currently we are exploring various sources of additional long-term financing.  However, it is important to note that other than our engagement with Madison Park Advisors we presently do not have any material arrangements for this additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Future equity financing, if ever available, could result in additional and potentially substantial dilution to existing shareholders.

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

Patents and Trademarks

We are presently using, and intend to formally register, the trademarks “Blue Water Bar & Grill”, “Blue Water Ultra Premium Rum”, and “Blue Water Caribbean Gold”.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues.  We did not generate any revenue during the three months ended June 30, 2014 or 2013.  We do not anticipate generating any revenue until we successfully launch our first distilled spirits, Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum, later this summer which will be followed by the opening of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2014 were $91,891, which is a $70,140, or 322.5%, increase compared to operating expenses of $21,751 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two rums for launch later this summer.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the three months ended June 30, 2014 we incurred ($135,392) in other income (expenses) compared to $-0- for the same period a year ago.  These expenses were comprised of ($112,768 in interest expenses relating to outstanding convertible promissory notes and a one-time expense of ($22,624) recorded for the early extinguishment of outstanding convertible debt.

Net Income (Loss).  We had a net loss of ($227,283) for the three months ended June 30, 2014 compared to a net loss of ($21,750) for the same period a year ago, which represented a $205,533, or 945.0%, increase in net loss.  The increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two rums for launch later this summer.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Six Months Ended June 30, 2014 and 2013

Revenues.  We did not generate any revenue during the six months ended June 30, 2014 compared to $10,000 in revenue for the same period a year ago.  The reason for the lack of revenue during the current period was the consulting project responsible for generating the revenue a year ago was completed during the reporting period ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and preparing for the launch of our first distilled spirits, Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum.  As such, we do not anticipate generating any new revenue until we launch these premium rums later this summer followed by the opening of this restaurant.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2014 were $309,935, which is a $221,136, or 251.9%, increase compared to operating expenses of $87,779 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten,

Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two rums for launch later this summer.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the six months ended June 30, 2014 we incurred ($183,400) in other income (expenses) compared to $-0- for the same period a year ago.  These expenses were comprised of ($160,776) in interest expenses relating to outstanding convertible promissory notes and a one-time expense of ($22,624) recorded for the early extinguishment of outstanding convertible debt.

Net Income (Loss).  We had a net loss of ($493,335) for the six months ended June 30, 2014 compared to a net loss of ($77,799) for the same period a year ago, which represented a $415,536, or 534.1%, increase in net loss.  The increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two rums for launch later this summer.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Liquidity and Capital Resources

As of June 30, 2014, we had total assets of $68,676, which consisted of cash and 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share.

As of June 30, 2014, our total liabilities were $451,789, which consisted of $388,203 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $18,000 to non-related parties, $39,099 in convertible promissory notes (net of unamortized debt discounts of $240,901), and $6,487 in accrued interest.  It is important to note that as of August 15, 2014 Taurus owned 65.6% of Blue Water’s issued and outstanding common stock and that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of June 30, 2014, we had nominal assets and anticipate that we need at least $900,000 in aggregate financing to open our Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies, launch our first distilled spirits, Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum, and meet our ongoing working capital requirements over the next 12 months.

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

On June 10, 2014 Blue Water terminated the Investment Agreement with Dutchess and subsequently withdrew its effective registration statement with the SEC.

We have received aggregate net proceeds of $42,563, or approximately $0.01 a share, from the sale of 4,174,963 registered shares of our common stock under the Dutchess Investment Agreement prior to its termination.

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

On February 7, 2014, Blue Water repaid the Asher Note 1 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 1 at $44,886.51.  No shares were issued in connection with the redemption of this note.  The Asher Note 1 incurred an aggregate of $32,500 in amortization expenses that has been recorded in the financial statements as interest expense.

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

On April 2, 2014, Blue Water repaid the Asher Note 2 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 2 at $51,775.68.  No shares were issued in connection with the redemption of this note.  The Asher Note 2 incurred an aggregate of $33,033 in amortization expenses that has been recorded in the financial statements as interest expense.

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

On May 27, 2014, Blue Water repaid the Asher Note 3 in full with no conversion.  Per the terms of the agreement, Blue Water repaid the Asher Note 3 at $37,974.86.  No shares were issued in connection with the redemption of this note.  The Asher Note 3 incurred an aggregate of $27,500 in amortization expenses that has been recorded in the financial statements as interest expense.

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

On April 10, 2014 Mermaid redeemed $5,000 of the Mermaid Note in exchange for 10,000,000 shares of our common stock.  As of June 30, 2014, there was a $30,000 principal balance (not including any accrued interest) remaining on this note.

As of June 30, 2014, the outstanding balance due on the Mermaid Note was $32,503, which includes $2,503 in accrued interest.  During the three months and six months ended June 30, 2014 the Mermaid Note incurred $4,922 and $9,845, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $19,151.

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

On May 8, 2014, Blue Water repaid the JMJ Note in full with no conversion.  Per the terms of the agreement, Blue Water repaid the JMJ Note at $39,083.33.  The JMJ Note incurred an aggregate of $39,083 in amortization expenses that has been recorded in the financial statements as interest expense.  No shares were issued in connection with the redemption of this note.

Prim Note

On March 27, 2014 we entered into an agreement for the sale of a Convertible Promissory Note (“Prim Note”) to an accredited investor in the principal amount of $100,000 with an interest rate of 10% per annum.  The Prim Note is convertible into shares of our common stock at a fixed price of $0.005 per share beginning no earlier than 180 days from the date of issue.  The Prim Note matures on March 26, 2016.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the effective interest method.

As of June 30, 2014, the outstanding balance due on the Prim Note was $102,603, which includes $2,603 in accrued interest.  During the three months and six months ended June 30, 2014 the Prim Note incurred $12,362 and $13,048, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $86,952.

Adar Bays, LLC Financing

On May 19, 2014, we entered into a Securities Purchase Agreement with Adar Bays, LLC, an accredited investor (“Adar Bays”), pursuant to which we issued Adar Bays two convertible notes.  The first note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 1”), was issued in exchange for $50,000 in cash.  The second note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 2” and, together with AB Note 1, the “AB Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Adar Bays in the amount of $50,000 (“AB Payment Note”).  The AB Payment Note is due on January 15, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both AB Note 2 and the AB Payment Note may be cancelled.  The AB Payment Note is secured by AB Note 1.

Interest on the AB Notes accrues at the rate of 8% per annum.  We are not required to make any payments on the AB Notes until maturity.  We have the right to repay the AB Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

Adar Bays may convert the outstanding principal on the AB Notes into shares of our common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $50,000 to the AB Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of June 30, 2014, the outstanding balance due on the AB Note 1 was $50,460, which includes $460 in accrued interest.  During the three months and six months ended June 30, 2014 the AB Note 1 incurred $5,753 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $44,247.

LG Capital Funding, LLC

On May 19, 2014, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC, an accredited investor (“LG Capital”), pursuant to which we issued LG Capital two convertible notes.  The first note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 1”), was issued in exchange for $100,000 in cash.  The second note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 2” and, together with LG Note 1, the “LG Notes”), was issued in exchange for a full-recourse, collateralized promissory note from LG Capital in the amount of $100,000 (“LG Payment Note”).  The LG Payment Note is due on January 15, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both LG Note 2 and the LG Payment Note may be cancelled.  The LG Payment Note is secured by LG Note 1.

Interest on the LG Notes accrues at the rate of 8% per annum.  We are not required to make any payments on the LG Notes until maturity.  We have the right to repay the LG Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

LG Capital may convert the outstanding principal on the LG Notes into shares of our common stock at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the LG Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

As of June 30, 2014, the outstanding balance due on the LG Note 1 was $100,921, which includes $921 in accrued interest.  During the three months and six months ended June 30, 2014 the LG Note 1 incurred $11,507 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $88,493.

Additional Need and Sources of Financing

Currently we are exploring various sources of additional long-term financing.  However, it is important to note that other than our engagement with Madison Park Advisors we presently do not have any material arrangements for this additional financing.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Future equity financing, if ever available, could result in additional and potentially substantial dilution to existing shareholders.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$280,000	$-	$180,000
Total	$280,000	$-	$180,000

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2014 and December 31, 2013, Blue Water had no cash equivalents.

Revenue Recognition

Blue Water follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, Blue Water recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

Blue Water anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands.  Revenue from all sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of June 30, 2014 and December 31, 2013 the allowance for doubtful accounts was $-0-.

Short-Term Investments

Blue Water accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2014 and December 31, 2013, Blue Water had no short-term investments.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of June 30, 2014 and December 31, 2013, Blue Water had long-term investments consisting of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- a share

Fair Value of Financial Instruments

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Blue Water’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2014 Using:

Description	6/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$68,676	$68,676	$-	$-
Total assets measured at fair value	$68,676	$68,676	$-	$-

Liabilities
Accounts payable (related party)	$388,203	$-	$388,203	$-
Accounts payable (non-related)	18,000	18,000	-	-
Convertible notes payable, net of unamortized debt discount of $240,901	39,099	-	-	39,099
Accrued Interest	6,487	6,487	-	-
Total liabilities measured at fair value	$451,789	$24,487	$388,203	$39,099

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$-	$192,907	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  During the three months ended March 31, 2013 Blue Water had no dilutive financial instruments issued or outstanding.  However, as of December 15, 2013, and including the three and six months ended June 30, 2014 Blue Water had dilutive financial instruments consisting of an aggregate of 3,000,000 share purchase warrants which enable the holder to purchase 1,000,000 shares of the Company’s common stock at $.005 a share, $0.01 a share, and $0.015 a share, respectively.

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

Election to Use Extended Transitional Period Under Jumpstart Our Business Startups Act (“JOBS Act”)

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the  adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities".  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are applied retrospectively.  Blue Water elected early adoption of ASU 2014-10.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from Blue Water.

Blue Water has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$280,000	$-	$180,000
Total	$280,000	$-	$180,000

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

Based on management’s assessment, we have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of June 30, 2014, have not been remedied.

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

•

Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

•

Increasing our workforce in preparation of opening our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies and initiating wholesale and retail sales of our distilled spirits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 19th day of August, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Principal Financial Officer, Principal Accounting Officer and Sole Director