Form 10-Q
period 2014-09-30
Blue Water Global Group, Inc.
filed 2014-11-14
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of November 13, 2014, was 126,206,213.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	9/30/14	12/31/13
Current assets:
Cash and equivalents	$77,210	$7,357
Inventory deposit	11,426	-
	88,636	7,357

Total assets:	$88,636	$7,357

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable (related party)	$430,435	$192,907
Accounts payable (non-related)	5,244	33,000
Convertible notes payable, net of unamortized debt discounts of $227,851 and $77,442, respectively	80,908	27,558
Accrued interest	13,177	1,973
Derivative liability	905,781	-
Total current liabilities	1,435,545	255,438

Total liabilities	$1,435,545	$255,438

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 266,206,213 and 229,331,250 shares issued and outstanding, respectively	266,206	229,331
Additional paid-in capital	1,113,250	486,852
Accumulated deficit	(2,726,365)	(964,264)

Total stockholders’ (deficit)	$(1,346,909)	$(248,081)

Total liabilities and stockholders’ (deficit)	$88,636	$7,357

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenues, net	$-	$-	$-	$10,000

Cost of revenues	-	-	-	-

Gross profit	-	-	-	10,000

Expenses:
General and administrative	58,271	55,368	98,418	61,533
Consulting fees	100,500	9,000	316,000	27,000
Accounting fees	3,500	1,000	10,500	5,500
Legal fees	37,750	25,486	85,038	84,621
Total expenses	200,021	90,854	509,956	178,654

(Loss) from operations	(200,021)	(90,854)	(509,956)	(168,654)

Other income (expense)
Interest expense	(113,498)	(1,514)	(274,274)	(1,514)
Loss on extinguishment of debt	-	-	(22,624)	-
Loss on change in derivative liability	(955,247)	-	(955,247)	-
Total other income (expense)	(1,068,745)	(1,514)	(1,252,145)	(1,514)

Provision for income taxes	-	-	-	-

Net (loss)	$(1,268,766)	$(92,368)	$(1,762,101)	$(170,168)

(Loss) per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	251,151,268	227,634,615	241,962,131	206,340,659

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

For the period from December 31, 2013 to September 30, 2014

(unaudited)

Description	Common Stock		Additional Paid-In Capital	(Deficit) Accumulated During the Development Stage	Total
	Shares	Amount

Balance, December 31, 2013	229,331,250	$229,331	$486,852	$(964,264)	$(248,081)

Issuance of common shares for cash	3,874,963	3,875	36,928	-	40,803

Issuance of common shares for conversion of debt	23,000,000	23,000	47,000	-	70,000

Issuance of common shares for services	10,000,000	10,000	91,000	-	101,000

Discount on convertible notes with a Beneficial Conversion Feature (BCF)	-	-	312,500	-	312,500

Settlement of derivative liabilities	-	-	138,970	-	138,970

Net (loss) for the period	-	-	-	(1,762,101)	(1,762,101)

Balance, September 30, 2014	266,206,213	$266,206	$1,113,250	$(2,726,365)	$(1,346,909)

The accompanying notes to the financial statements are an integral part of these statements.

 BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(1,762,101)	$(170,168)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Amortization of discount on convertible debt	260,210	1,429
Change in Fair Market Value derivative	955,247	-
Common stock issued in connection with services provided by consultants	101,000	781
Common stock issued in connection with services associated with subscription receivable	-	50,000
Changes in operating assets and liabilities:
(Increase) in inventory deposits	(11,426)	-
Increase (decrease) in accounts payable (related party)	237,528	62,100
Increase (decrease) in accounts payable (non-related)	(28,035)	-
(Increase) decrease in accounts receivable	-	19,000
Increase (decrease) in accrued interest	11,204	85

Net cash provided (used) by operating activities	(236,373)	(36,773)

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$402,000	$32,500
Net proceeds from sale of common stock	40,803
Repayment of convertible promissory notes	(136,583)	-

Net cash provided (used) by financing activities	306,226	32,500

Net increase (decrease) in cash	69,853	(4,273)

Cash – beginning of period	7,357	30,299

Cash – end of period	$77,210	$26,026

Non-cash investing and financing operating activities:
Beneficial Conversion Feature (BCF) of convertible notes	$312,500	$32,500
Discount due to derivative settlement	89,500	-
Settlement of derivative liabilities	138,970	-
Issuance of common shares in connection with debt conversion	70,000	-
	$610,970	32,500

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-
	$-	$-

The accompanying notes to the financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2014, Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and 2013, Statement of Stockholder’s (Deficit) for the nine months ended September 30, 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, are unaudited.  These unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America (“GAAP”).  In the opinion of the company’s management, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and included all adjustments necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014 and its results of operations and its cash flows for the period ended September 30, 2014.  The results for the period ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.

Organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is an emerging growth company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of September 30, 2014, for the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Revenue Recognition,

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its flagship Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Revenue from all sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of September 30, 2014 and December 31, 2013 the Company had no accounts receivable.

Inventory Deposit

As of September 30, 2014 we recorded $11,426 as inventory deposit for an initial order of 18,948 1-liter rum bottles (13,167 of Blue Water Ultra Premium Rum™ and 5,781 of Blue Water Caribbean Gold™ Premium Rum).  The aggregate value of this initial order was $42,484.  These bottles were shipped by our Chinese manufacturer on October 21, 2014.  We paid the remaining balance of $31,058 at the time of shipment.

Short-Term Investments

The Company accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2014 and December 31, 2013, the Company had no short-term investments.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of September 30, 2014 and December 31, 2013, the Company had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- and (ii) a net 15% interest in Next Level Hockey, LLC which was valued at $-0-.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$77,210	$77,210	$-	$-
Inventory deposit	11,426	11,426	-	-
Total assets measured at fair value	$88,636	$88,636	$-	$-

Liabilities
Accounts payable (related party)	$430,435	$-	$430,435	$-
Accounts payable (non-related)	5,244	5,244	-	-
Convertible notes payable, net of unamortized debt discount of $227,851	80,908	-	-	80,908
Accrued interest	13,177	13,177	-	-
Derivative liability	905,781	-	-	905,781
Total liabilities measured at fair value	$1,435,545	$18,426	$430,435	$986,689

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$-	$192,907	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the three and nine months ended September 30, 2014 and 2013.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the Black-Scholes calculation.  These derivatives, including embedded derivatives in the Company's convertible notes which have floating conversion prices based on changes to the quoted price of the Company's common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on the Company's balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of September 30, 2014, the Company had an accumulated net loss of ($2,726,376).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Mermaid Enterprises, N.V. (Derivative Liability)

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

The Company has identified the embedded derivatives related to the Mermaid Note.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

On August 13, 2014, when the Mermaid Note was deemed to be a derivative, the Company determined the aggregate fair value of $651,419 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 325.44%, (3) weighted average risk-free interest rate of 0.1%, (4) expected life of 1.16 years, and (5) estimated fair value of the Company’s common stock of $0.0116 per share.

The determined fair value of the embedded derivative of $651,419 was charged as a loss on change in derivative liability.

At September 30, 2014, the Company marked to market the fair value of the derivatives of the Mermaid Note discussed above and determined a fair value of $675,808. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.05%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1.02 years, and (5) estimated fair value of the Company’s common stock of $0.0117 per share.

The Company recorded a gain on change in derivative liability of $24,389 for the nine months ended September 30, 2014.

On April 10, 2014, the Company issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

As of September 30, 2014, the outstanding balance due on the Mermaid Note was $33,259, which includes $3,259 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $3,781 and $11,336, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $19,124.

Subsequently, on October 23, 2014, Blue Water issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

Further, on October 31, 2014, Blue Water repaid the Mermaid Note in full.  Per the terms of the agreement, Blue Water repaid the Mermaid Note at $28,471.  No shares were issued in connection with the redemption of this note.

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

JMJ Financial Note 2 (Derivative Liability)

On August 13, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note 2”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

At any time after the Effective Date, the Investor may convert all or part of the JMJ Note 2 into shares of Blue Water’s common stock at the lesser of $0.011 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The Company has identified the embedded derivatives related to the JMJ Note 2. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

At the inception of the JMJ Note 2, the Company determined the aggregate fair value of $73,394 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.39%, (3) weighted average risk-free interest rate of 0.43%, (4) expected life of 2 years, and (5) estimated fair value of the Company’s common stock of $0.0110 per share.

The determined fair value of the embedded derivative of $73,394 was charged as a debt discount up to the net proceeds of the note with the remainder, $32,636, charged to current period operations as a loss on change in derivative liability.

At September 30, 2014, the Company marked to market the fair value of the derivatives of the JMJ Note 2 discussed above and determined a fair value of $70,408. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.44%, (3) weighted average risk-free interest rate of 0.58%, (4) expected life of 1.87 years, and (5) estimated fair value of the Company’s common stock of $0.0117 per share.

The Company recorded a gain on change in derivative liability of $2,986 for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the JMJ Note 2 was $40,758, which includes $-0- in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $3,071 and $3,071, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $37,687.

Subsequently, on November 7, 2014, Blue Water repaid the JMJ Note 2 in full.  Per the terms of the agreement, Blue Water repaid the JMJ Note 2 at $40,758.31.  No shares were issued in connection with the redemption of this note.

Prim Note (Derivative Liability)

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

The Company has identified the embedded derivatives related to the Prim Note.  The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

On August 13, 2014, when the Prim Note was deemed to be a derivative, the Company determined the aggregate fair value of $213,794 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.70%, (3) weighted average risk-free interest rate of 0.43%, (4) expected life of 1.62 years, and (5) estimated fair value of the Company’s common stock of $0.0110 per share.

The determined fair value of the embedded derivative of $213,794 was charged as a loss on change in derivative liability.

On September 29, 2014, the Company issued 13,000,000 shares of its common stock valued at $65,000, or $0.005 a share, as a partial redemption of this note.  In conjunction with this partial conversion, the Company reduced $138,970 in its derivative liability through additional paid in capital and incurred a ($3,999) loss on change in derivative liability.

At September 30, 2014, the Company marked to market the fair value of the derivatives of the Prim Note discussed after the conversion above and determined a fair value of $77,425. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.77%, (3) weighted average risk-free interest rate of 0.36%, (4) expected life of 1.49 years, and (5) estimated fair value of the Company’s common stock of $0.0117 per share.  On September 30, 2014 the Company recorded a $1,402 gain on change in derivative liability from the conversion date above.

The Company recorded a loss on change in derivative liability of ($2,597) for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the Prim Note was $40,101, which includes $5,101 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $57,320 and $70,409, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $29,591.

Subsequently, on October 31, 2014, Blue Water repaid the Prim Note in full.  Per the terms of the agreement, Blue Water repaid the Prim Note at $40,403.  No shares were issued in connection with the redemption of this note.

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

As of September 30, 2014, the outstanding balance due on the AB Note 1 was $51,468, which includes $1,468 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $12,603 and $18,356, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $31,644.

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

As of September 30, 2014, the outstanding balance due on the LG Note 1 was $102,937, which includes $2,937 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $25,205 and $36,712, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $63,288.

KBM Worldwide Note 1 (Derivative Liability)

On August 26, 2014 we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 1”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 1 matures on May 28, 2015.  The KBM Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the KBM Note 1, the Company determined the aggregate fair value of $85,972 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.74%, (3) weighted average risk-free interest rate of 0.085%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.0116 per share.

The determined fair value of the embedded derivative of $85,972 was charged as a debt discount up to the net proceeds of the note with the remainder, $32,972, charged to current period operations as non-cash loss on change in derivative liability.

At September 30, 2014, the Company marked to market the fair value of the derivatives of the KBM Note 1 discussed above and determined a fair value of $82,141. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.44%, (3) weighted average risk-free interest rate of 0.08%, (4) expected life of 0.66 years, and (5) estimated fair value of the Company’s common stock of $0.0117 per share.

The Company recorded a gain on change in derivative liability of $3,832 for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the KBM Note 1 was $53,407, which includes $407 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $6,745 and $6,745, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $46,255.

The table below provides a summary of the convertible promissory notes as of September 30, 2014:

Description-	Amount ($)

Mermaid Note	30,000
Prim Note	35,000
AB Note 1	50,000
LG Note 1	100,000
KBM Note 1	53,000
JMJ Note 2	40,758
Less unamortized debt discount	(227,851)
Net	$80,908

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

During the three months and nine months ended September 30, 2014 the Company issued an aggregate of 23,000,000 and 46,874,963 shares, respectively, of its common stock for $70,000 and $216,803 ($115,803 for cash and $101,000 for services).

As of September 30, 2014, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 266,206,213 shares of its common stock issued and outstanding.

NOTE 6 – Preferred Stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

As of September 30, 2014, the Company had no shares of its preferred stock issued and outstanding.

NOTE 7 – Investments

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of September 30, 2014:

As of September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities (1)	$-	$-	$-	$-

Total	$-	$-	$-	$-

(1)

The Company’s long-term AFS securities consisted of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- and a net 15% interest in Next Level Hockey, LLC which was valued at $-0-.

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of December 31, 2013:

As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities (1)	$-	$-	$-	$-

Total	$-	$-	$-	$-

(1)

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

Stream Flow Media, Inc.

On December 2, 2013 the Company entered into its first Registered Spin-Off transaction pursuant to the Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of November 13, 2014 in return for the Company agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

Stream Flow is presently in the process of preparing and filing its Form 15c2-11 with FINRA to obtain its listing on the OTCBB.  Once Stream Flow obtains its listing on the OTCBB, and upon approval by both the SEC and FINRA, the Company will issue a special one-time stock dividend of approximately 25%, or 5,000,000, of its Stream Flow shares to its shareholders.  The remaining Stream Flow shares will be sold by the Company over an 18-24 month period with the net proceeds going towards financing new units of its Blue Water Bar & Grill™ restaurant concept and expanding the distribution and marking of its premium distilled spirits.

The Company accounts for its Stream Flow asset as Available-For-Sale (AFS) securities that are carried in the financial statements at fair value.  Changes in fair value are recorded in the financial statements as an unrealized gain (loss) in Other Comprehensive Income (OCI).

As of September 30, 2014 and December 31, 2013, the Company had accumulated $-0- in costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Stream Flow shares at a $-0- valuation on the balance sheet for the periods.

Next Level Hockey, LLC

On September 5, 2014 the Company entered into a definitive agreement with Next Level Hockey, LLC (“Next Level”), a New Jersey limited liability company.  As per the terms of this transaction, the Company will receive a net 15% equity interest in Next Level when it goes public on the OTCBB in return for the Company agreeing to pay all of Next Level’s expenses related to obtaining a listing on the OTCBB.

Next Level will convert from a limited liability company to a “C” corporation during the three months ending December 31, 2014 and will prepare and submit its initial Registration Statement on Form S-1 with the SEC during the three months ending March 31, 2015.

The Company accounts for its Next Level investment as Available-For-Sale (AFS) securities that are carried in the financial statements at fair value.  Changes in fair value are recorded in the financial statements as an unrealized gain (loss) in Other Comprehensive Income (OCI).

As of September 30, 2014, the Company had accumulated $-0- in costs related to the Next Level investment and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Next Level investment at a $-0- valuation on the balance sheet for the period.

NOTE 9 – Subsidiaries

As of September 30, 2014, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands
BWG Investments & Development, Ltd. (3)	British Virgin Islands

(1)

As of September 30, 2014, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of September 30, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

(3)

As of September 30, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 10 – Related Party Transactions

As of September 30, 2014, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, a significant portion of the Company’s expenses have been paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of September 30, 2014, the Company’s accounts payable to Taurus aggregated $430,435, of which $42,232 and $237,528 were accrued during the three month and nine months ended September 30, 2014, respectively.

As of September 30, 2014, Taurus owned 62.6% of the Company’s issued and outstanding common stock.  Further, on March 21, 2014 Taurus voluntarily entered into a Stock Lock-Up Agreement whereby none of its holdings could be sold until March 31, 2015 at the earliest.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares once the stock lock-up agreement expires.

NOTE 11 – Recent Accounting Pronouncements

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

NOTE 12 – Subsequent Events

KBM Worldwide Note 2

On October 1, 2014 we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 2”) in the principal amount $43,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 2 matures on July 3, 2015.  The KBM Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The fair value of the embedded beneficial conversion feature resulted in a partial discount of $32,258 to the note on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

Redemption of Mermaid Note

On October 31, 2014, Blue Water repaid the Mermaid Note in full.  Per the terms of the agreement, Blue Water repaid the Mermaid Note at $28,471.  No shares were issued in connection with the redemption of this note.

Redemption of Prim Note

On October 31, 2014, Blue Water repaid the Prim Note in full.  Per the terms of the agreement, Blue Water repaid the Prim Note at $40,403.  No shares were issued in connection with the redemption of this note

Redemption of JMJ Note 2

On November 7, 2014, Blue Water repaid the JMJ Note 2 in full.  Per the terms of the agreement, Blue Water repaid the JMJ Note 2 at $40,758.31.  No shares were issued in connection with the redemption of this note.

Inventory Deposit

As of September 30, 2014 we recorded $11,426 as inventory deposit for an initial order of 18,948 1-liter rum bottles (13,167 of Blue Water Ultra Premium Rum™ and 5,781 of Blue Water Caribbean Gold™ Premium Rum).  The aggregate value of this initial order was $42,484.  These bottles were shipped by our Chinese manufacturer on October 21, 2014.  We paid the remaining balance of $31,058 at the time of shipment.

Issuance of Preferred Stock

On November 13, 2014, our Board of Directors designated a new class of preferred stock: Class A Series Preferred Stock.  Taurus Financial Partners, LLC, an affiliate shareholder controlled by our President and CEO, tendered 150,000,000 shares of our common stock in exchange for 150,000 shares of Class A Preferred Stock.  Subsequently, we cancelled these tendered shares, which resulted in us having 126,206,213 shares of common stock issued and outstanding.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

[This space intentionally left blank]

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

We are continually exploring new sources of financing to meet our need for additional cash, including raising funds through sales of our equity securities and loans.  We cannot provide any assurances that our efforts to secure additional financing will be successful.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations.  Further, future equity financing could result in additional and substantial dilution to existing shareholders.

Plan of Operation

We were incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

It is important to note that as of September 30, 2014 we remained an emerging growth company without any operating restaurant properties and did not have any distribution agreements in place to sell our distilled spirits.  No assurances can be given that we will ever be able to implement our business plan or, if implemented, it will be successful.

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

Blue Water Structure and Areas of Operation

Blue Water Bar & Grill™

The Blue Water Bar & Grill™ restaurant concept is the Perfectly CaribbeanSM experience featuring a casual, open air Caribbean themed restaurant designed to offer customers a distinctive and relaxing island dining experience.  Central to each restaurant will be a large covered outside patio area where customers can enjoy their drinks and food while overlooking a beautiful water view.  The patio area will feature an inviting island styled walk up (and in some cases, swim up) bar and a small stage area for live musical performances by local musicians and dancing.  Each restaurant will have an open aired kitchen so customers can see their food being prepared.

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

•

Approximate GPS coordinates: 18⁰01'17.5 North and 63⁰04'33 West.

ENTRANCE
KITCHEN
SHOP
TOILET
RESTAURANT
BAR
POOL

WORKING DRAWINGS

A-01

Subject

SITE PLAN

Date 28-10-2014

Scale / size 1:100 A2

Blue water Bar & Grill

INDIGO BAY ESTATES - SINT MAARTEN

ANOTHER ARD PRODUCTION

Architecture + Urban design

A: Buncamper rd 4 Philipsburg Sint Maarten M: +1721 5237170 W: aaproduction.org E: info@aaproduction.org

BLUE WATER
BAR & GRILL

ENTRANCE FACADE

BEACH FACADE

PRESENTATION DRAWINGS

A-02

Subject

ELEVATIONS

Date 28-10-2014

Scale / size 1:100 A2

Blue water Bar & Grill

INDIGO BAY ESTATES - SINT MAARTEN

ANOTHER ARD PRODUCTION
Architecture + Urban design
A: Buncamper rd 4 Philipsburg Sint Maarten M: +1721 5237170 W: aaproduction.org E: info@aaproduction.org

On September 9, 2014 a formal application for the necessary building permits was submitted to the St. Maarten, Dutch West Indies government, which included a complete set of architectural and engineering drawings.  As of November 13, 2014, the St. Maarten government was still reviewing this application and associated drawings.

Further, on September 30, 2014, formal bidding packages were sent out to qualified general contractors on the island of St. Maarten.  We anticipate having formal bids from at least three general contractors returned to us in November 2014.

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

Blue Water Premium Rums

Through its wholly-owned subsidiary, Blue Water Beverage Brands, Ltd., Blue Water has developed a line of premium rums that will be produced and bottled in the Dominican Republic.  These rums will be sold through Blue Water’s restaurants as well as other third-party retail locations.  Blue Water will launch the first two rums – its flagship Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum – in St. Maarten, D.W.I.  Blue Water intends to expand these brands in 2015 through distribution channels into the neighboring islands, including the exclusive and influential St. Barts, French West Indies and Anguilla, British West Indies.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States as early as 2016.

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

Blue Water Caribbean Gold™ Premium Rum is 35% alcohol/volume (70 proof).

As of November 13, 2014 the initial production run of Blue Water’s premium rums was underway.  The initial bottle inventory comprised of 13,167 bottles of our Blue Water Ultra Premium Rum™ and 5,781 bottles of our Blue Water Caribbean Gold™ Premium Rum was shipped from our Chinese bottle manufacturer on October 21, 2014.  It is estimated the ocean transit time to our bottler in Santo Domingo, Dominican Republic will be approximately 45 – 50 days.

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

As of September 30, 2014, Blue Water had accumulated $-0- in investment costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  Accordingly, Blue Water carried the Stream Flow shares at a $-0- valuation on the balance sheet for the period.

Next Level Hockey, LLC

On September 5, 2014, and under this Strategic Alliance Agreement, Blue Water entered into a definitive agreement with Next Level Hockey, LLC (“Next Level”), a New Jersey limited liability company.  The following is a summary of the terms of this transaction:

•

The Next Level transaction will essentially mirror Blue Water’s December 2013 investment in Stream Flow Media, Inc.

•

Blue Water will own a net 15% equity interest in Next Level when it goes public on the OTCBB

•

Next Level anticipates filing its initial Registration Statement on Form S-1 with the SEC in Q1 2015

•

Next Level anticipates applying for a listing on the OTCBB in Summer 2015

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

Planned 2014 Capital Expenditures

Based on generating a minimum of $900,000 in new financing during the fiscal year ending December 31, 2014, we anticipate allocating the capital as follows:

Planned Capital Expenditure	Amount ($)

Restaurant Development and Construction	$500,000
Initial Inventory and Launching of Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum	200,000
SEC Filing and Compliance	75,000
Legal and Consulting	35,000
Engineering and Architectural Consulting	50,000
Location Scouting and Surveying	15,000
General Operations and Working Capital	25,000
Total	$900,000

Proposed 2014 Milestones

During the course of the fiscal year ending December 31, 2014, and provided we are successful at raising sufficient capital to meet our primary objectives, we anticipate achieving the following quarterly milestones:

First Quarter Ending March 31, 2014

o

Finalize the Blue Water Bar & Grill™ Restaurant Location in St. Maarten, Dutch West Indies
(Indigo Bay, St. Maarten: www.indigo-bay.com)

o

Commence necessary engineering and architectural drawings and approvals for the St. Maarten restaurant
(Retained Another Ard Production on February 27, 2014)

o

File a Registration Statement on Form S-1 for Stream Flow Media, Inc. (“Stream Flow”) initiating the “going public” process
(Filed with the SEC on March 11, 2014; declared “effective” on July 7, 2014)

Second Quarter Ending June 30, 2014

o

Secure second spin-off candidate (e.g. Stream Flow Media, Inc.) (Next Level Hockey, LLC)

Third Quarter Ending September 30, 2014

o

Conclude the necessary engineering and architectural drawings and approvals for the St. Maarten restaurant (Submitted for Building Permit Approval on September 9, 2014)

o

Launch the Blue Water Rums Website (www.bluewaterrum.com) (Under Development)

o

File a Form 15c2-11 to enable Stream Flow’s Common Stock to trade on the OTCBB (Being Prepared by Legal)

Fourth Quarter Ending December 31, 2014

o

Officially launch the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands in St. Maarten, Dutch West Indies (In Production)

o

Launch the Blue Water Bar & Grill™ website (www.bluewaterbar.com) (Under Development)

o

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

o

Obtain the necessary building permits and commence construction on the flagship Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies (Approval Pending)

o

Secure third spin-off candidate (e.g. Stream Flow Media, Inc.)

Planned 2015 Capital Expenditures

Based on generating a minimum of $1.5 million in new financing during the fiscal year ending December 31, 2015, we anticipate allocating the capital as follows:

Planned Capital Expenditure	Amount ($)

Aruba Restaurant Development and Construction	$650,000
Expand rum inventories and marketing efforts to include third premium rum and two sizes of bottles (1 liter and 750ml)	500,000
SEC Filing and Compliance	125,000
Legal and Consulting	75,000
Engineering and Architectural Consulting	50,000
Location Scouting and Surveying	15,000
General Operations and Working Capital	85,000
Total	$1,500,000

Proposed 2015 Milestones

First Quarter Ending March 31, 2015

o

Open the flagship Blue Water Bar & Grill™ in St. Maarten, D.W.I.

o

Market and promote the St. Maarten Blue Water Bar & Grill™ brand

o

Begin scouting for a suitable Blue Water Bar & Grill™ location in Aruba, Dutch West Indies

o

File a Registration Statement on Form S-1 for Next Level Hockey, LLC (“Next Level”) initiating the “going public” process

o

File a Registration Statement on Form S-1 for third spin-off candidate initiating the “going public” process

o

Expand rum distribution to St. Bart’s, French West Indies and Anguilla, British West Indies

Second Quarter Ending June 30, 2015

o

Finalize the Blue Water Bar & Grill™ restaurant location in Aruba, Dutch West Indies

o

Commence necessary engineering and architectural drawings and approvals for the Aruba restaurant

o

Launch third premium rum

o

Enter premium rums into Spring rum competitions

o

File a Form 15c2-11 to enable Next Level’s Common Stock to trade on the OTCBB

o

File a Form 15c2-11 to enable third spin-off candidate’s Common Stock to trade on the OTCBB

Third Quarter Ending September 30, 2015

o

Commence construction of the Blue Water Bar & Grill™ restaurant in Aruba, Dutch West Indies

o

Obtain FINRA approval for Next Level’s OTCBB listing and commence trading

o

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

Fourth Quarter Ending December 31, 2015

o

Open the Blue Water Bar & Grill™ restaurant in Aruba, Dutch West Indies

o

Begin scouting for a suitable Blue Water Bar & Grill™ location in Nassau, Bahamas

o

Execute a Distribution Agreement to export and distribute Blue Water’s premium rums in the United States

Long-Term Plan (5 Years)

Blue Water Bar & Grill™

Over the next five years we plan to focus on a disciplined growth strategy of opening one new Blue Water Bar & Grill™ restaurant each year.  Aside from the Blue Water Bar & Grill™ currently under development in St. Maarten, Dutch West Indies, we have also identified the following Caribbean islands we intend to eventually open a Blue Water Bar & Grill™ restaurant:

•

Aruba, Dutch West Indies;

•

Nassau, Bahamas;

•

Cozumel, Mexico;

•

Grand Cayman; and

•

Barbados.

We estimate that we will need to raise an aggregate of between $4 - $5 million to open the proposed restaurants on each of the listed Caribbean islands.  This capital will most likely be raised through the sales of additional equity securities, which will have a dilutive effect on existing shareholders.

Distilled Spirits

Following the planned launch of the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands in St. Maarten, Dutch West Indies in Q4 2014.  Blue Water intends to expand these brands in 2015 through distribution agreements into the neighboring islands, including the exclusive and influential St. Barts, French West Indies and Anguilla, British West Indies.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States as early as 2016.

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

Financing

We estimate that we will need to generate at least $900,000 in aggregate financing in order to meet our planned 2014 capital expenditures, which includes opening our first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies, and an additional $1.5 million in additional financing in order to meet our planned 2015 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

Madison Park Advisors Engagement

On July 21, 2014, Blue Water entered into an engagement with Madison Park Advisors, LLC, a New York investment advisory firm that also manages the Madison Park Investment Fund, to provide the completion capital for the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ currently under development.

Key elements to this engagement include:

•

Madison Park is committed to provide Blue Water with a minimum of $500,000 in new capital to complete the Blue Water Bar & Grill™ currently under development in St. Maarten, D.W.I.

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

As of September 30, 2014 Madison Park was in the process of preparing to file a Registration Statement on Form S-1 with the SEC to facilitate the closing of this financing.  After further negotiations with Madison Park, the size of the initial registered transaction is being increased from $250,000 to up to $1,050,000.  The registration statement should be filed with the SEC in November 2014.  Once it is deemed “effective” by the SEC, Blue Water will be able to receive the proceeds from this financing.

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

Patents and Trademarks

We are presently using the following trademarks and service marks:

•

“Blue Water Bar & Grill”;

•

“Blue Water Ultra Premium Rum”;

•

“Blue Water Caribbean Gold”;

•

“Perfectly Caribbean”; and

•

“Authentic. Pure. Caribbean.”

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues.  We did not generate any revenue during the three months ended September 30, 2014 or 2013.  We do not anticipate generating any revenue until we successfully launch our first distilled spirits, Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum which will be followed by the opening of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies.

Operating Expenses.  Our total operating expenses for the three months ended September 30, 2014 were $200,021, which is a $109,167, or 120.2%, increase compared to operating expenses of $90,854 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the three months ended September 30, 2014 we incurred ($1,073,025) in other (expenses) compared to ($1,514) for the same period a year ago, which represented a $1,071,511, or 70,773.5%, increase in other (expenses).  These other (expenses) were primarily comprised of expenses relating to convertible promissory notes and accounting for certain notes as derivative securities.

Net Income (Loss).  We had a net loss of ($1,273,025) for the three months ended September 30, 2014 compared to a net loss of ($92,368) for the same period a year ago, which represented a $1,180,657, or 1,278.2%, increase in net loss.  The increase in net loss was primarily attributable to accounting for certain convertible notes as derivative securities.  The remainder of the increase in net loss was the result of increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Nine Months Ended September 30, 2014 and 2013

Revenues.  We did not generate any revenue during the nine months ended September 30, 2014 compared to $10,000 in revenue for the same period a year ago.  The reason for the lack of revenue during the current period was the consulting project responsible for generating the revenue a year ago was completed during the reporting period ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused our efforts on completing the development of the St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and preparing for the launch of our first premium distilled spirits, Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum.  As such, we do not anticipate generating any new revenue until we launch these premium rums which will be followed by the opening of this restaurant.

Operating Expenses.  Our total operating expenses for the nine months ended September 30, 2014 were $509,956, which is a $331,302, or 185.4%, increase compared to operating expenses of $178,654 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

(Loss) From Operations.  Our loss from operations for the nine months ended September 30, 2014 was ($509,956), which is a $341,302, or 202.4%, increase compared to a loss from operations of ($168,654) for the same period a year ago.  Our increase in loss from operations was primarily attributable to increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During the nine months ended September 30, 2014 we incurred ($1,252,145) in other (expenses) compared to ($1,514) for the same period a year ago, which represented a $1,250,631, or 82,604.4%, increase in other (expenses).  These other (expenses) were primarily comprised of expenses relating to convertible promissory notes and accounting for certain notes as derivative securities.

Net Income (Loss).  We had a net loss of ($1,762,101) for the nine months ended September 30, 2014 compared to a net loss of ($170,168) for the same period a year ago, which represented a $1,591,933, or 935.5%, increase in net loss.  The increase in net loss was primarily attributable to accounting for certain convertible notes as derivative securities.  The remainder of the increase in net loss was the result of increased operating activity related to the development of our St. Maarten, Dutch West Indies based Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our initial two premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Liquidity and Capital Resources

As of September 30, 2014, we had total assets of $88,636, which consisted of $77,210 in cash, $11,426 in inventory deposits, and equity investments valued at $-0- (comprised 20,000,000 shares of Stream Flow Media, Inc. and a net 15% interest in Next Level Hockey, LLC, both valued at $-0-).

As of September 30, 2014, our total liabilities were $1,435,545, which consisted of $430,435 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $5,244 to non-related parties, $80,908 in convertible promissory notes (net of unamortized debt discounts of $227,851), $13,177 in accrued interest, and $905,781 in derivative liabilities.  It is important to note that as of November 13, 2014 Taurus owned 62.6% of Blue Water’s issued and outstanding common stock and that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus.  Further, we had no external credit facilities (i.e. bank loans, revolving lines of credit, etc.).

We expect to incur continued losses over the next 12 months, probably even longer.  As of September 30, 2014, we estimate that we need at least $500,000 in additional financing to complete our Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies and meet our ongoing working capital requirements over the next 12 months.  Madison Park Advisors has agreed to assist us with this financing, but until it is received we cannot guarantee or compel Madison Park Advisors to provide this financing in an expedient manner.  In order to close on this proposed financing we are dependent on the SEC declaring a pending Registration Statement on Form S-1 “effective”.

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

Mermaid Enterprises, N.V. (Derivative Liability)

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

Blue Water has identified the embedded derivatives related to the Mermaid Note.  The accounting treatment of derivative financial instruments requires that Blue Water record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

On August 13, 2014, when the Mermaid Note was deemed to be a derivative, Blue Water determined the aggregate fair value of $651,419 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 325.44%, (3) weighted average risk-free interest rate of 0.1%, (4) expected life of 1.16 years, and (5) estimated fair value of Blue Water’s common stock of $0.0116 per share.

The determined fair value of the embedded derivative of $651,419 was charged as a loss on change in derivative liability.

At September 30, 2014, Blue Water marked to market the fair value of the derivatives of the Mermaid Note discussed above and determined a fair value of $675,808. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.05%, (3) weighted average risk-free interest rate of 0.13%, (4) expected life of 1.02 years, and (5) estimated fair value of Blue Water’s common stock of $0.0117 per share.

Blue Water recorded a gain on change of derivative liability of $24,389 for the nine months ended September 30, 2014.

On April 10, 2014, Blue Water issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

As of September 30, 2014, the outstanding balance due on the Mermaid Note was $33,259, which includes $3,259 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $3,781 and $11,336, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $19,124.

On October 23, 2014, Blue Water issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

Subsequently, on October 23, 2014, Blue Water issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.

Further, on October 31, 2014, Blue Water repaid the Mermaid Note in full.  Per the terms of the agreement, Blue Water repaid the Mermaid Note at $28,471.  No shares were issued in connection with the redemption of this note.

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

Prim Note (Derivative Liability)

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

Blue Water has identified the embedded derivatives related to the Prim Note.  The accounting treatment of derivative financial instruments requires that Blue Water record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

On August 13, 2014, when the Prim Note was deemed to be a derivative, Blue Water determined the aggregate fair value of $213,794 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.70%, (3) weighted average risk-free interest rate of 0.43%, (4) expected life of 1.62 years, and (5) estimated fair value of Blue Water’s common stock of $0.0110 per share.

The determined fair value of the embedded derivative of $213,794 was charged as a loss on change in derivative liability.

On September 29, 2014, Blue Water issued 13,000,000 shares of its common stock valued at $65,000, or $0.005 a share, as a partial redemption of this note.  In conjunction with this partial conversion, Blue Water reduced $138,970 in its derivative liability through additional paid in capital and incurred a ($3,999) loss on change in derivative liability.

At September 30, 2014, Blue Water marked to market the fair value of the derivatives of the Prim Note discussed after the conversion above and determined a fair value of $77,425. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.77%, (3) weighted average risk-free interest rate of 0.36%, (4) expected life of 1.49 years, and (5) estimated fair value of Blue Water’s common stock of $0.0117 per share.  On September 30, 2014 Blue Water recorded a $1,402 gain on change in derivative liability from the conversion date above.

Blue Water recorded a loss on change of derivative liability of ($2,597) for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the Prim Note was $40,101, which includes $5,101 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $57,320 and $70,409, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $29,591.

Subsequently, on October 31, 2014, Blue Water repaid the Prim Note in full.  Per the terms of the agreement, Blue Water repaid the Prim Note at $40,403.  No shares were issued in connection with the redemption of this note.

JMJ Financial Note 2 (Derivative Liability)

On August 13, 2014 (“Effective Date”) we sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note 2”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

At any time after the Effective Date, the Investor may convert all or part of the JMJ Note 2 into shares of Blue Water’s common stock at the lesser of $0.011 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

Blue Water has identified the embedded derivatives related to the JMJ Note 2. This embedded derivative included variable conversion or exercise features. The accounting treatment of derivative financial instruments requires that Blue Water record the fair value of the derivatives as of the inception date of the debenture and to fair value as of each subsequent reporting date.

At the inception of the JMJ Note 2, Blue Water determined the aggregate fair value of $73,394 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.39%, (3) weighted average risk-free interest rate of 0.43%, (4) expected life of 2 years, and (5) estimated fair value of Blue Water’s common stock of $0.0110 per share.

The determined fair value of the embedded derivative of $73,394 was charged as a debt discount up to the net proceeds of the note with the remainder, $32,636, charged to current period operations as a loss on change in derivative liability.

At September 30, 2014, Blue Water marked to market the fair value of the derivatives of the JMJ Note 2 discussed above and determined a fair value of $70,408. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.44%, (3) weighted average risk-free interest rate of 0.58%, (4) expected life of 1.87 years, and (5) estimated fair value of Blue Water’s common stock of $0.0117 per share.

Blue Water recorded a gain on change in derivative liability of $2,986 for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the JMJ Note 2 was $40,758, which includes $-0- in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $3,071 and $3,071, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $37,687.

Subsequently, on November 7, 2014, Blue Water repaid the JMJ Note 2 in full.  Per the terms of the agreement, Blue Water repaid the JMJ Note 2 at $40,758.31.  No shares were issued in connection with the redemption of this note.

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

As of September 30, 2014, the outstanding balance due on the AB Note 1 was $51,468, which includes $1,468 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $12,603 and $18,356, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $31,644.

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

As of September 30, 2014, the outstanding balance due on the LG Note 1 was $102,937, which includes $2,937 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $25,205 and $36,712, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $63,288.

KBM Worldwide Note 1 (Derivative Liability)

On August 26, 2014 we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 1”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 1 matures on May 28, 2015.  The KBM Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the KBM Note 1, Blue Water determined the aggregate fair value of $85,972 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 318.74%, (3) weighted average risk-free interest rate of 0.085%, (4) expected life of 0.75 years, and (5) estimated fair value of Blue Water’s common stock of $0.0116 per share.

The determined fair value of the embedded derivative of $85,972 was charged as a debt discount up to the net proceeds of the note with the remainder, $32,972, charged to current period operations as a change in derivative liability.

At September 30, 2014, Blue Water marked to market the fair value of the derivatives of the KBM Note 1 discussed above and determined a fair value of $82,141. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 309.44%, (3) weighted average risk-free interest rate of 0.08%, (4) expected life of 0.66 years, and (5) estimated fair value of Blue Water’s common stock of $0.0117 per share.

Blue Water recorded a gain from change on derivative liability of ($3,832) for the nine months ended September 30, 2014.

As of September 30, 2014, the outstanding balance due on the KBM Note 1 was $53,407, which includes $407 in accrued interest.  During the three months and nine months ended September 30, 2014 this note incurred $6,745 and $6,745, respectively, in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of September 30, 2014, the remaining unamortized debt discount was $46,255.

KBM Worldwide Note 2 (Derivative Liability)

On October 1, 2014 we entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 2”) in the principal amount $43,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 2 matures on July 3, 2015.  The KBM Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$308,758	$-	$233,000
Total	$308,758	$-	$233,000

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended September 30, 2014 and 2013, for the nine months ended September 30, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, Blue Water had no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of September 30, 2014 and December 31, 2013 Blue Water had no accounts receivable.

Short-Term Investments

Blue Water accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2014 and December 31, 2013, Blue Water had no short-term investments.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of September 30, 2014 and December 31, 2013, the Company had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. which were valued at $-0- and (ii) a net 15% interest in Next Level Hockey, LLC which was valued at $-0-.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at September 30, 2014 Using:

Description	9/30/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$77,210	$77,210	$-	$-
Inventory deposit	11,426	11,426	-	-
Total assets measured at fair value	$88,636	$88,636	$-	$-

Liabilities
Accounts payable (related party)	$430,435	$-	$430,435	$-
Accounts payable (non-related)	5,244	5,244	-	-
Convertible notes payable, net of unamortized debt discount of $227,851	80,908	-	-	80,908
Accrued interest	13,177	13,177	-	-
Derivative liability	905,781	-	-	905,781
Total liabilities measured at fair value	$1,435,545	$18,426	$430,435	$986,689

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable (related party)	$192,907	$-	$192,907	$-
Accounts payable (non-related)	33,000	33,000
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the three and nine months ended September 30, 2014 and 2013.

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

Accounting for Derivative Instruments

All derivatives have been recorded on the balance sheet at fair value based on the Black Sholes calculation.  These derivatives, including embedded derivatives in Blue Water's convertible notes which have floating conversion prices based on changes to the quoted price of Blue Water's common stock and common stock equivalents tainted as a result of the derivative, are separately valued and accounted for on Blue Water's balance sheet.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2014:

		Due Within
Description	Total	2014	2015

Convertible promissory notes	$308,758	$-	$233,000
Total	$308,758	$-	$233,000

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

Based on management’s assessment, we have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of September 30, 2014, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of November, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director