Form 10-K
period 2014-12-31
Blue Water Global Group, Inc.
filed 2015-04-13
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Yes ☐      No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $789,665, based upon the last closing sale price as reported by the OTC Bulletin Board on that date.

As of April 10, 2015, there were 120,939,547 shares of our common stock, $0.001 par value issued and outstanding; 99,039,547 of these shares were held by non-affiliates of the Registrant.

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

Item 1.  Business

Overview of Our Business

We were incorporated on March 3, 2011 in the State of Nevada as Blue Water Restaurant Group, Inc.  On June 24, 2013 we changed our name to Blue Water Global Group, Inc.

Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and selling a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum in St. Maarten, Dutch West Indie and Anguilla, British West Indies.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

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

St. Maarten, Dutch West Indies

Our initial restaurant will be located on the island of St. Maarten, Dutch West Indies.  Based on the experience and observations of our management, on the island of St. Maarten the majority of the restaurants are independently owned and operated “mom and pop” type restaurants, particularly within the casual dining and fine dining restaurant categories.  Mom and pop restaurants are typically smaller in size, family or individually owned and operated, and non-franchised.  From our observations most of the chain and franchised restaurants in St. Maarten are in the fast food category, which we will not be in direct competition against.

In addition to our observations, and because the St. Maarten tourism industry will contribute a significant portion of each restaurant’s overall sales volume, it is important to note that 2014 was a record year for tourism in St. Maarten over 2013, which was also a record breaking year.  According to the Port of St. Maarten, St. Maarten received a record 2,000,864 cruise ship passengers, which was up from 1,785,670 cruise ship passengers in 2013.  The Port of St. Maarten anticipates this trend will continue and, within a few years, St. Maarten will be receiving in excess of 2.5 million cruise ship passengers annually, especially since St. Maarten is one of the few Caribbean ports that can accommodate Royal Caribbean’s Oasis Class Vessel, of which there are currently two in service (Oasis of the Seas and Allure of the Seas) with a third one presently under construction and slated to enter service in 2016.

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

Plan of Operations

Blue Water was incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and selling a line of premium rums which include its flagship rum Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

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

St. Maarten Blue Water Bar & Grill™

In February 2015 Blue Water broke ground on its first Blue Water Bar & Grill™ in St. Maarten, Dutch West Indies.  The beachfront building site is located in the pristine eco-friendly Indigo Bay development and is the second restaurant approved for beachfront construction.  The first Indigo Bay restaurant, Kokomo, opened in December 2013 and has been a tremendous success to date.  For more information visit their respective websites at www.indigo-bay.com and www.kokomo-sxm.com.

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

Blue Water Premium Rums

Through its wholly-owned subsidiary, Blue Water Beverage Brands, Ltd., Blue Water has developed a line of premium rums that are produced and bottled in the Dominican Republic.  These rums are currently sold in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Blue Water intends to expand these brands in 2015 through distribution channels in this Caribbean region, including the exclusive and influential St. Barths, French West Indies.  Blue Water will continue expanding these brands throughout the Caribbean and, ultimately, export them into the United States in early 2016.

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

Stream Flow Media, Inc.

On December 2, 2013 Blue Water entered into the first of these types of transactions under this Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of April 6, 2014 in return for Blue Water agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

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

Blue Water accounts for its Stream Flow shares as Available-For-Sale (AFS) securities that are valued at fair value.  Changes in fair value are recorded in the financial statements as additions (subtractions) to equity.

As of December 31, 2014 and 2013, Blue Water had accumulated $11,437 and  $-0-, respectively,  in costs related to the Stream Flow shares and there were no observable inputs for a fair valuation.  During the year ended December 31, 2014, Blue Water recorded a net unrealized gain of $188,563 relating to its stock holdings based on expected market listing, net of related costs as an addition to equity. Accordingly, Blue Water carried the Stream Flow shares at $200,000 and $-0- valuation on the balance sheet as of December 31, 2014 and 2013, respectively.

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

Proposed 2015 Milestones

First Quarter Ending March 31, 2015

•

Officially launch Blue Water’s premium rum on the island of St. Maarten, Dutch West Indies

•

File a Form 15c2-11 to enable Stream Flow Media’s Common Stock to trade on the OTCBB

•

Initiate general marketing campaign for Blue Water’s premium rums

Second Quarter Ending June 30, 2015

•

Expand rum distribution to St. Bart’s, French West Indies and Anguilla, British West Indies

•

Begin scouting for a suitable Blue Water Bar & Grill™ location in Aruba, Dutch West Indies

•

Expand brand awareness of the line of premium rums

•

Obtain FINRA approval for Stream Flow’s OTCBB listing and commence trading

•

Initiate production of 750-ml bottles of Blue Water’s premium rums designed and approved for the US market

Third Quarter Ending September 30, 2015

•

Open the flagship Blue Water Bar & Grill™ in St. Maarten, D.W.I.

•

Market and promote the St. Maarten Blue Water Bar & Grill™ brand

•

Finalize the Blue Water Bar & Grill™ restaurant location in Aruba, Dutch West Indies

•

Obtain FINRA approval for one-time stock dividend of 5,000,000 shares of Stream Flow’s common stock to Blue Water’s shareholders

Fourth Quarter Ending December 31, 2015

•

Launch third premium rum (an extra old Añejo)

•

Finalize architectural and engineering plans for Aruba Blue Water Bar & Grill™

•

Execute a Distribution Agreement to export and distribute Blue Water’s premium rums in the United States

•

Commence construction of the Blue Water Bar & Grill™ restaurant in Aruba, Dutch West Indies

•

Complete production and bottling of 750-ml bottles of Blue Water’s premium rums designed and approved for the US market

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

Distilled Spirits

The Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands are currently available in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Blue Water intends to expand these brands during 2015 through distribution agreements into the neighboring islands, including the exclusive and influential St. Barths, French West Indies.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States in early 2016.

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

Financing

We estimate that we will need to generate at least $1.5 million in additional financing in order to meet our planned 2015 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

Madison Park Advisors Engagement

On July 21, 2014, Blue Water entered into an engagement with Madison Park Advisors, LLC, a New York investment advisory firm that also manages the Madison Park Investment Fund, to provide the completion capital for the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ currently under development.

An ongoing offering of Blue Water’s common stock was prepared with the assistance of Madison Park Advisors.  We anticipate that the funds raised through this offering should satisfy a significant portion of our planned 2015 capital expenditures.  However, because this is a “best efforts” offering, we cannot offer any assurances that we will generate sufficient financing, if any, from this offering or be able to undertake any of these planned capital expenditures.

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

Our non-public competitors do not incur these costs, which puts us at a competitive disadvantage.  These expenses are projected to aggregate approximately $125,000 annually in 2015.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If we are unable to effectively compete on a continuing basis or unforeseen competitive pressures arise, such inability to compete could have a material adverse effect on our business, results of operations, and overall financial condition.

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

We were incorporated on March 3, 2011, and have generated $50,000 in revenues and incurred ($5,182,398) in losses through December 31, 2014.  We have very little operating history upon which an evaluation of our future success or failure can be made.  We have not achieved profitability and expect to continue to incur net losses throughout the fiscal year ending December 31, 2015.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis which could cause us to go out of business.

We need to raise additional capital.  Failure to secure adequate financing may prevent us from generating sufficient levels of revenue which could cause our business to fail.

Our operations to date have been primarily funded by our officers, directors, and current stockholders.  We estimate that we will need to generate at least $1.5 million in new financing during the fiscal year ending December 31, 2015 in order to satisfy our planned capital expenditures and maintain sufficient levels of working capital.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least $4 to $5 million in additional financing.

We have engaged Madison Park Advisors, LLC, manager of the Madison Park Investment Fund, to provide sufficient capital to continue operations as well as for our planned 2015 capital expenditures.  We presently do not have any alternative sources of financing secured.  Although we believe that Madison Park Advisors will provide for our planned capital expenditures as agreed upon, we cannot provide any assurances that we will receive a sufficient amount of funding from them in a timely manner to meet the following planned capital expenditures.  As such, we are continuing to have discussions and explore alternative methods and sources of financing.

If we are not able to obtain sufficient additional financing, we may have to cease operations and investors will lose their entire investment.

Continued weak economic conditions may hinder our ability to open new restaurants, achieve profitability, and raise the $4-$5 million in additional financing we need to pursue our long-term business goals.

The economic conditions starting in late 2008 and continued through fiscal 2014 in the United States and throughout the rest of the world, particularly the Caribbean region where we intend to focus our operations, have contributed, and may continue to contribute to, high unemployment levels, lower consumer spending and reduced credit availability, and has in general impacted business overall and consumer confidence.  While it appears economic conditions started improving in the second half of fiscal 2014, there are no guarantees such improvements will continue or remain.  If such conditions do not continue improving or begin to worsen again, they could have a further negative impact on tourism to the Caribbean region where we intend to operate, force us to delay new restaurant opening(s), result in reduced per person food, beverage, and souvenir purchases at our future restaurants, and prevent us from achieving profitability, which could affect our future sales, overall business, and force us to cease operations in which case investors could lose their entire investment.

In addition to our immediate financing needs, we anticipate we will need to raise an additional $4 - $5 million to achieve our long-term goals and open additional restaurants throughout the Caribbean region.  If weak economic conditions continue, we may not be able to generate this amount of financing and be forced to delay or reevaluate our long-term business plan.  Further, even if we are able to obtain this future financing, it could be on terms that may be substantially dilutive to investors in our business which could affect our future earnings per share (EPS) and result in a loss for anyone purchasing shares of common stock in our business.

There is substantial uncertainty as to whether we will continue operations.  If we discontinue operations, you could lose your entire investment.

Our independent registered public accounting firm has discussed their uncertainty regarding our business operations in their audit report dated April 13, 2015 which is part of the financial statements that are part of this Annual Report.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such, we may have to cease operations and you could lose your entire investment.

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

All of our intended future business operations will be conducted within the Caribbean region.  Presently we deposit a significant portion of our cash holdings in accounts held at CIBC/First Caribbean Bank in St. Maarten, Dutch West Indies.  Although we have not experienced any delays or restrictions, we could be subjected to restrictions and unexpected delays on transferring our cash balances into the United States under the provisions of the Patriot Act or applicable Anti-Money Laundering (AML) laws.  Should our bank or the US government take such precautions to verify the source of our funds, they could suspend transfers of our cash to the United States until such verification procedures are completed, which could delay the transfer of our funds by several business days.  Such verification procedures could be enacted if either our bank or the US government were to suspect any of the funds held in our accounts were linked to:

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

We intend to retain most, if not all, of our profits outside of the United States.  We intend to repatriate only enough funds annually to maintain our US operations, which presently, and will continue to, consist of maintaining reporting and compliance requirements with the Securities and Exchange Commission, which we project to aggregate approximately $125,000 annually in 2015.  As our business continues to grow and develop our financial statements and our SEC filings will become more complex, which we estimate will cause these compliance expenses to continue increasing annually, potentially substantially.  If these expenses increase substantially, then our effective tax rate may also increase as the amount of funds we are required to repatriate each fiscal year increases.

As a holder of our common stock, a delay in repatriating our funds or an increase in our overall effective tax rate could result in you experiencing:

•

lower per share earnings, if any, relating to our common stock; and

•

a decrease in the valuation or loss in your investment in our common stock.

Our principal officer and sole director, J. Scott Sitra, currently controls approximately 62.8% of our eligible voting securities, inclusive of direct and indirect holdings of common stock and Series A Preferred Stock.  Accordingly, Mr. Sitra can solely determine and control all corporate decisions, even if such decisions may not be in the best interest of minority shareholders.

Our principal officer and sole director, J. Scott Sitra, currently controls (through direct ownership and indirectly through his private corporation, Taurus Financial Partners, LLC) an aggregate of 170,000,000 votes in all voting matters, or approximately 62.8%, of the eligible votes.  Accordingly, Mr. Sitra can solely determine the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  The interests Mr. Sitra may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Neither Mr. Sitra nor Mr. Hume is not presently covered by an employment agreement nor is either subject to a non-compete agreement which would survive the termination of their employment.  Both Mr. Sitra and Mr. Hume can terminate their relationship with us at any time without cause.  Further, we do not carry “key person” insurance on any employee, including Messrs. Sitra and Hume.  The departure of Mr. Sitra or Mr. Hume would most likely have a severe and negative impact on our overall business and cause us to cease operations, whereby you could lose your entire investment.

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

The responsibility of developing our core business, securing the financing necessary to commence full-scale operations, and fulfilling the reporting requirements of a public company all fall upon our executive officers, J. Scott Sitra and Michael Hume.  Mr. Sitra presently dedicates approximately 80% of his professional time to Blue Water, or between 30 and 45 hours per week, and Mr. Hume presently dedicates approximately 25% of his professional time to Blue Water, or between 10 and 15 hours per week.

We are dependent upon Mr. Sitra’s knowledge of SEC reporting companies and microcap finance.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as President and Chief Executive Officer at Taurus Financial Partners, LLC (“Taurus”), a boutique consulting firm specializing in taking emerging development companies public on the OTCBB.  In addition, it is important to note that as of April 6, 2015 Taurus owned 16,000,000 shares of our common stock and 150,000 shares of our Series A Preferred Stock, or approximately 61.3% of all eligible votes in all corporate voting matters.  Mr. Sitra presently is not under an employment agreement with any of his business interests, including our business as well as Taurus.  If he were to enter into such an agreement with an outside business interest, he could be forced to resign from our business or devote even less time to our business interests than he presently does.

In addition to the foregoing, we also rely especially heavily on Mr. Hume’s knowledge and experience in the restaurant industry to further our business development.  We have not formulated a plan to resolve any possible conflict of interest with his other competing business activities, which principally involves his position as General Manager of Hooter’s Restaurant, a sports-themed restaurant he has been operating since October 2013.  Potential conflicts that may arise between his competing business activities include, among others we may not presently foresee:

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

Our Sole Director and Principal Executive Officer, J. Scott Sitra, may be subject to conflicts of interest.

Our Sole Director and Principal Executive Officer, J. Scott Sitra, has potential conflicts of interest in his dealings with us.  Circumstances under which a conflict of interest could arise between us and Mr. Sitra include:

•

Mr. Sitra is free to arbitrarily establish his own compensation package (or that of our other executive officer, Michael Hume);

•

Future compensation agreements with Mr. Sitra or others will not be negotiated at arm’s-length as would normally occur if the agreements were with unaffiliated third parties;

•

Acquisitions and purchases or sales of assets and other similar transactions can be made without due diligence or extended negotiation; and

•

Business combinations or the implementation anti-takeover “poison pill” preventative measures.

We have not formulated a policy for potential conflicts of interest that may arise between us and Mr. Sitra.  If a potential conflict of interest arises and cannot be resolved, the result could be contrary to the interests of other shareholders and prevent us from ever achieving profitability, have a negative impact on our overall business, and result in you losing all or part of your investment.

The projected costs and other related expenses used in our business plan are estimates made by our management.  Our actual costs related to opening our proposed restaurant may differ significantly.

The projected costs and other related expenses in our business plan and in the Plan of Operation starting on page 6 of this Annual Report are mere cost estimates and forecasts made by our management.  Our actual costs related to opening and operating our proposed restaurant may differ significantly from these estimates, which could have a negative impact on our overall business, cause our business to fail, and result in you losing all of your investment.

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

Presently we estimate these additional reporting and compliance requirements are projected to aggregate approximately $125,000 annually in 2015.  As our business grows and develops our financial statements and our SEC filings will become more complex, we anticipate these annual costs will increase, potentially substantially.  Additionally, we have not obtained quotes for officers and directors insurance and will not do so until we begin generating sufficient cash flows to pay the annual premiums on such a policy.    Further, we may not be able to absorb these costs of being a public company which could negatively affect our business operations and may result in you losing your entire investment.

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

It is important to note that as of April 6, 2015 we had 120,939,547 shares of common stock issued and outstanding which means we could issue up to an additional 579,060,453 shares of common stock without shareholder consent.  In addition, as of April 6, 2015, we had 150,000 shares of Series A Preferred Stock issued or outstanding.

The lower our stock price, the lower the fluctuating, below market price conversion rate for the convertible debentures or notes will be and the greater number of shares of our common stock we will have to issue upon conversion of the convertible debentures or notes.

As of April 6, 2015 we had certain outstanding convertible notes payable that are convertible into shares of our common stock based upon a discount to the market price.  The conversion terms of the convertible note are based upon a discount to the then-prevailing market prices of our common stock and, as a result, the lower the stock price at the time the investor converts the respective debenture, the more common shares the investor will receive.  The number of shares of common stock to be issued is based on the future price of Blue Water’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate.  If the trading prices of the common stock are low when the conversion price of the convertible debentures or notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders.  In addition, if the debenture holders convert their debentures or notes and sell our common stock, this could result in an imbalance of supply and demand for our common stock and reduce our stock price.  The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the convertible debentures or notes is potentially limitless. While the overall ownership by each of the holders of the convertible debentures or notes at any one moment may be limited to 4.99% or 9.99% of the outstanding shares of our common stock, depending on the terms of the particular note, such holders may be free to sell any shares into the market, which have been issued to them, thereby enabling them to convert the remaining convertible debentures or note.

As an example of the potential dilutive effect of our outstanding convertible notes the following table shows the resulting fall of the conversion price and the number of shares that we would be required to issue if all of the shares were converted based upon a 0%, 25%, 50%, and 75% fall in the price of our common stock using the closing price of our common stock as of April 2, 2015 as a baseline point.

			Potential issuable shares at various conversion prices below the recent market price of $0.0835
Lender/ Origination	Conversion Terms	Principal Borrowed	100% $0.0835	75% $0.0626	50% $0.0418	25% $0.0209

KBM Worldwide, Inc. (11/13/14)	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$65,000	778,443	1,038,339	1,555,024	3,110,048
Tangier’s Investment Group, LLC (11/13/14)	Convertible into 55% of the lowest bid price over the 20 days prior to the conversion request.	$55,000	658,683	878,594	1,315,789	2,631,579
Cardinal Capital Group, Inc. (11/14/14)	Convertible into 55% of the lowest bid price over the 20 days prior to the conversion request.	$33,350	399,402	532,748	797,847	1,595,694
Auctus Private Equity Fund, LLC (11/19/14)	Convertible into 58% of the average of the two lowest bid prices over the 25 days prior to the conversion request. Interest rate of 8%.	$56,500	676,647	902,556	1,351,675	2,703,349
Macallan Partners, LLC (11/19/14)	Convertible into 55% of the lowest bid price over the 20 days prior to the conversion request.	$50,000	598,802	798,722	1,196,172	2,392,344
Black Mountain Equities, Inc. (12/22/14)	Convertible into 60% of the lowest bid price over the 20 days prior to the conversion request.	$25,000	299,401	399,361	598,086	1,196,172
LG Capital Funding, LLC (12/22/14)	Convertible into 55% of the lowest closing bid price over the 20 days prior to the conversion request. Interest rate of 8% with a 16% default rate.	$100,000	1,197,605	1,597,444	2,392,344	4,784,689
Adar Bays, LLC (12/22/14)	Convertible into 55% of the lowest closing bid price over the 20 days prior to the conversion request. Interest rate of 8% with a 16% default rate.	$50,000	598,802	798,722	1,196,172	2,392,344
JSJ Investments, Inc. (1/27/15)	Convertible into 50% of the lowest bid price over the 20 days prior to the conversion request.	$100,000	1,197,605	1,597,444	2,392,344	4,784,689
Union Capital, LLC (1/26/15)	Convertible into 55% of the lowest bid price over the 20 days prior to the conversion request.	$50,000	598,802	798,722	1,196,172	2,392,344
Blue Citi, LLC (2/9/15)	Convertible into 60% of the lowest bid price over the 20 days prior to the conversion request.	$108,000	1,293,413	1,725,240	2,583,732	5,167,464
KBM Worldwide, Inc. (2/17/15)	Convertible into 58% of the average of the three lowest bid prices over the 10 days prior to the conversion request. Interest rate of 8% with a 22% default rate.	$79,000	946,108	1,261,981	1,889,952	3,779,904
JDF Capital, Inc. (2/20/15)	Convertible into 60% of the lowest bid price over the 20 days prior to the conversion request.	$116,000	1,389,222	1,853,035	2,775,120	5,550,239
		$887,850	10,632,935	14,182,908	21,240,429	42,480,859

As can be seen from the example above, our existing stockholders will experience substantial dilution to their investment upon the conversion of any of these convertible notes into shares of our common stock.  As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution and potentially significant losses to our existing stockholders.

The continuously adjustable conversion price feature of the convertible notes may encourage other investors to sell short our common stock, which could have a depressive effect on the price of our common stock.

The convertible notes are convertible into shares of our common stock at conversion prices as noted in the example table above.  The significant downward pressure on the price of our common stock as the holders of the convertible notes convert and sell material amounts of our common stock could encourage other investors to sell short our common stock.  This could place further downward pressure on the price of our common stock.  In addition, not only the sale of shares issued upon conversion of the convertible notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock resulting in significant losses to our existing shareholders.

The issuance of common stock upon conversion of the convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the convertible notes will result in immediate and substantial dilution to the interests of other stockholders since the holder of the convertible note may ultimately receive and sell the full amount of shares issuable in connection with the conversion of the convertible notes.  Although the convertible notes may not be converted if such conversion would cause the holder thereof to own more than 4.99% or 9.99%, depending on the terms of the particular note, of our issued and outstanding common stock, this restriction does not prevent the holders of the convertible notes from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99% or 9.99% limit.  In this way, the holders of the convertible notes could sell more than this limit while never actually holding more shares than this limit allows.  If the holders of the convertible notes chooses to do this, it will cause substantial dilution to the then holders of our common stock which could result in substantial losses to the other holders of our common stock.

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

From time to time, certain of our stockholders may be eligible to sell some or all of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year).  Affiliates may sell after six months subject to the Rule 144 volume, manner of sale, current public information and notice requirements.

As of April 6, 2015 we had 120,939,547 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding, 96,674,963 are freely tradable without restrictions (commonly referred to as the “public float”) and 24,264,584 are subject to the restrictions and sale limitations imposed by Rule 144.  Under Rule 144, these shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale.

The eventual availability and sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

We expect volatility in the price of our common stock to continue, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

Our common stock is thinly traded and can be characterized by significant price volatility when compared to seasoned issuers.  We expect that our share price will be continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may, in the future, be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities, could divert management's attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

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

We have identified a lack of sufficient personnel in the accounting function due to the limited resources of Blue Water with appropriate skills, training, and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  To this extent, we have identified specific remedial actions we intend to undertake prior to the end of the current fiscal year ending December 31, 2015 to address the current material weaknesses described above:

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

We have elected to use the extended transition period for complying with the new or revised accounting standards under Section 102(b)(2)(B) of the JOBS Act.

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

We have a leased warehouse located in Cole Bay, St. Maarten, Dutch West Indies.  We use this warehouse to store and distribute our line of premium rums in St. Maarten, Dutch West Indies and to the surrounding islands, including St. Barths, French West Indies and Anguilla, British West Indies.  Additionally, we also intend to eventually use this warehouse to store excess merchandise such as t-shirts, koozies, beach towels, etc. for our St. Maarten Blue Water Bar & Grill™.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

Our common stock trades on the OTC Bulletin Board under the trading symbol “BLUU”.  Currently there is only a limited, sporadic, and volatile market for our stock on the OTC Bulletin Board.

The following table sets forth the high and low sales prices of our common stock as reported by the OTC Bulletin Board for the periods indicated.  These prices represent prices between inter-dealer prices, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2013
1st Quarter	$0.010	$0.010
2nd Quarter	$0.010	$0.036
3rd Quarter	$0.010	$0.026
4th Quarter	$0.024	$0.001

Year Ending December 31, 2014
1st Quarter	$0.0330	$0.0080
2nd Quarter	$0.0199	$0.0060
3rd Quarter	$0.0144	$0.0082
4th Quarter	$0.0400	0.0108

Year Ending December 31, 2015
1st Quarter	$0.160	$0.0292
2nd Quarter (through April 6, 2015)	$0.089	$0.0800

Note: All prices in the above table are adjusted to reflect a 10-for-1 forward stock split effected September 30, 2013.

The closing price of our common stock on April 6, 2015 was $0.085 as reported by the OTC Bulletin Board.

Holders of Record

As of April 6, 2015, we had 120,939,547 shares of our common stock issued and outstand held by approximately 52 stockholders of record; this figure does not include any shareholders electing to beneficially own their shares through nominees such their stock broker or other financial institution.  We had no shares of preferred stock issued and outstanding.

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

As of April 6, 2015, we had 120,939,547 shares of common stock issued and outstanding.

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

Series A Preferred Stock

On November 13, 2014 our Board of Directors authorized a class of preferred stock consisting of up to 1,000,000 shares and designated it Series A Preferred Stock.  The Series A Preferred Stock has the following terms and rights:

Rank.

The Series A Preferred Stock shall rank superior to all other class of the Corporation’s classes of stock, including common and other future classes of preferred stock, if any – now or hereafter issued – as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, including the payment of dividends.

Dividends.

The Series A Preferred Stock is eligible for all legal dividends as may be approved by the Corporation’s Board of Directors.  In the event a dividend is declared across multiple classes of stock, the amount of any dividend to be received by holders of the Series A Preferred Stock shall be calculated on a fully-diluted, pro-rata basis with the other classes of stock participating in said dividend.

Voting Rights.

Holders of the Series A Preferred Stock shall have the right to vote on any and all matters with holders of common stock (and other classes of preferred stock, if any) by aggregating votes into one (1) class of stock.  Each shares of Series A Preferred Stock shall have one-thousand (1,000) votes for any election or other vote placed before the shareholders of the Corporation, regardless if the vote is taken with or without a shareholders’ meeting.  Holders of the Series A Preferred Stock may not cumulate their votes in any voting matter.

Conversion.

After a minimum holding period of two (2) years from the date of issue, holders of shares of Series A Preferred Stock may, at their sole option, convert all or a portion of their holdings of Series A Preferred Stock into shares of the Corporation’s common stock at a ratio of one (1) share of Series A Preferred Stock for one-thousand (1,000) shares of common stock.  There is no requirement for holders to convert their holdings into shares of common stock.

Redemption by Corporation.

The Corporation has no redemption rights over the Series A Preferred Stock.

As of April 6, 2015, we had 150,000 shares of Series A Preferred Stock issued and outstanding.  No other classes of preferred stock have been authorized.

Share Purchase Warrants

As of April 6, 2015, we did not have any other outstanding warrants to purchase shares of our stock.

Options

We have not issued and do not have outstanding any options to purchase shares of our stock.

Registration Rights

As of April 6, 2015, we did not have any outstanding registration rights or similar agreements.

Outstanding Convertible Securities

KBM Worldwide Note 3 (Derivative Liability)

On November 13, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 3”) in the principal amount $65,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 3 matures on August 17, 2015.  The KBM Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the KBM Note 3, Blue Water determined the aggregate fair value of $62,619 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 227%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.76 years, and (5) estimated fair value of Blue Water’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $62,619 was charged as a debt discount of the note.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the KBM Note 3 discussed above and determined a fair value of $69,058. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $6,439 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 3 was $65,684, which includes $684 in accrued interest.  During the year ended December 31, 2014 this note incurred $10,851 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $51,768.

Auctus Private Equity Fund LLC Note (Derivative Liability)

On November 19, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Auctus Note”) in the principal amount $56,250 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Auctus Private Equity Fund LLC. (“Auctus”), a Nevada corporation, and Blue Water.  The Auctus Note matures on August 19, 2015.  The Auctus Note is convertible at 55% of the average of the lowest two trading prices of Blue Water’s common stock during the twenty five trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Auctus Note, Blue Water determined the aggregate fair value of $69,066 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.75 years, and (5) estimated fair value of Blue Water’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $69,066 was charged as a debt discount up to the net proceeds of the note with the remainder, $12,816, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Auctus Note discussed above and determined a fair value of $85,325. The fair value of the embedded derivatives was determined using

Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227 to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $16,259 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Auctus Note was $56,768, which includes $518 in accrued interest.  During the year ended December 31, 2014 this note incurred $8,654 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,596.

Cardinal Capital Group, Inc. Note (Derivative Liability)

On November 14, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Cardinal Note”) in the principal amount $33,500 and net proceeds of $30,000 after taking into consideration an Original Issue Discount (“OID”) of $3,500.  The Cardinal Note matures on November 14, 2016.  The Cardinal Note is convertible at 55% of the lowest daily closing bid of Blue Water’s common stock during the twenty trading day period prior to the conversion date.

At the inception of the Cardinal Note, Blue Water determined the aggregate fair value of $109,829 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.90%, (3) weighted average risk-free interest rate of 0.54%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.021 per share.

The determined fair value of the embedded derivative of $109,829 was charged as a debt discount up to the net proceeds of the note with the remainder, $76,329, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Cardinal Note discussed above and determined a fair value of $121,604. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 1.87 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $11,775 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Cardinal Note was $33,500.  During the year ended December 31, 2014 this note incurred $2,154 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $31,346.

Macallan Partners, LLC Note (Derivative Liability)

On November 19, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Macallan Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Macallan Partners, LLC. (“Macallan”) and Blue Water.  The Macallan Note matures on December 1, 2015.  The Macallan Note is convertible at 55% of the lowest closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Macallan Note, Blue Water determined the aggregate fair value of $56,199 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 286.43%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.03 years, and (5) estimated fair value of Blue Water’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $56,199 was charged as a debt discount up to the net proceeds of the note with the remainder, $5,199, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Macallan Note discussed above and determined a fair value of $58,100. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.92 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $1,901 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Macallan Note was $50,460 which includes $460 in accrued interest.  During the year ended December 31, 2014 this note incurred $5,570 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $44,430.

Tangiers Investment Group, LLC Note (Derivative Liability)

On November 13, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Tangiers Note”) in the principal amount $220,000 (funded $55,000), net proceeds of $50,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The Tangiers Note matures on November 13, 2015.  The Tangiers Note is convertible at 55% of the lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Tangiers Note, Blue Water determined the aggregate fair value of $176,827 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.63%, (3) weighted average risk-free interest rate of 0.53%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $176,827 was charged as a debt discount up to the net proceeds of the note with the remainder, $121,827, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Tangiers Note discussed above and determined a fair value of $186,306. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 0.87 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $9,479 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Tangiers Note was $55,000.  During the year ended December 31, 2014 this note incurred $7,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,767.

Adar Bays, LLC #2 Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Adar Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Adar Bays LLC (“Adar”) and Blue Water.  The Adar Note matures on December 22, 2015.  The Adar Note is convertible at 58% of the average of the three lowest trading stock prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Adar Note, Blue Water determined the aggregate fair value of $110,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $110,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $60,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Adar Note discussed above and determined a fair value of $171,497. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $61,496 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Adar Note was $50,099 which includes $99 in accrued interest.  During the year ended December 31, 2014 this note incurred $1,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $48,767.

LG Capital Funding LLC #2 Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“LG Note”) in the principal amount $100,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between LG Capital Funding LLC (“LG”) and Blue Water.  The LG Note matures on December 22, 2015.  The LG Note is convertible at 55% of the three lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the LG Note, Blue Water determined the aggregate fair value of $220,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $220,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $120,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the LG Note discussed above and determined a fair value of $342,995. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $122,993 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the LG Note was $100,197 which includes $197 in accrued interest.  During the year ended December 31, 2014 this note incurred $2,466 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $97,534.

Black Mountain Equities, Inc. Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Black Note”) in the principal amount $250,000 (funded $25,000), net proceeds of $22,500 after taking into consideration an Original Issue Discount (“OID”) of $2,500.  The Black Note matures on December 22, 2015.  The Black Note is convertible at 60% of the lowest trading price of Blue Water’s common stock during the twenty five trading days period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Black Note, Blue Water determined the aggregate fair value of $31,751 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, to 235% (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $31,751 was charged as a debt discount up to the net proceeds of the note with the remainder, $3,751, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Black Note discussed above and determined a fair value of $34,601. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $2,850 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Black Note was $28,000 including one time interest of $3,000.  During the year ended December 31, 2014 this note incurred $690 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $27,310.

Union Capital Note (Derivative Liability)

On January 26, 2015, the Company entered into a Securities Purchase Agreement with Union Capital, LLC, an accredited investor (“Union Capital”), pursuant to which the Company issued Union Capital two convertible notes.  The first note, due January 26, 2016 in the principal amount of $50,000 (“Union Note 1”), was issued in exchange for $50,000 in cash.  The second note, due January 26, 2016 in the principal amount of $50,000 (“Union Note 2” and, together with Union Note 1, the “Union Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Union Capital in the amount of $50,000 (“Union Payment Note”).  The Union Payment Note is due on September 26, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both Union Note 2 and the Union Payment Note may be cancelled.  The Union Payment Note is secured by Union Note 1.  Interest on the Union Notes accrues at the rate of 8% per annum.

JSJ Note 2 (Derivative Liability)

On January 27, 2015, the Company issued a Convertible Promissory Note (“JSJ Note”) in the principal amount $100,000 to JSJ Investments, Inc. (“JSJ”).  The JSJ Note has an Original Issue Discount (“OID”) of $5,000 and bears interest at a rate of 12%.  The JSJ Note matures on May 19, 2015 (“Maturity Date”).

Blue Citi Note (Derivative Liability)

On February 9, 2015, the Company issued a Convertible Promissory Note (“Blue Citi Note”) in the principal amount $108,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Blue Citi, LLC (“Blue Citi”), a New York limited liability company, and the Company (“Blue Citi Agreement”).  The Blue Citi Note matures on February 9, 2016.

KBM Note 4 (Derivative Liability)

On February 17, , the Company issued a Convertible Promissory Note (“KBM Note”) in the principal amount $79,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water (“KBM Agreement”).  The KBM Note matures on November 17, 2015.

JDF Capital Note (Derivative Liability)

On February 20, 2015, the Company issued a Convertible Promissory Note (“JDF Note”) in the principal amount $116,000 pursuant to the terms of a Securities Purchase Agreement between JDF Capital, Inc. (“JDF”), a New York corporation, and Blue Water (“JDF Agreement”).  The JDF Note matures on February 20, 2016.

Shares Eligible for Future Sale

As of April 6, 2014 we had 120,939,547 shares of our common stock issued and outstanding.  Of these shares currently issued and outstanding, 96,674,963 are freely tradable without restrictions (commonly referred to as the “public float”) and 24,264,584 are subject to the restrictions and sale limitations imposed by Rule 144.  Under Rule 144, these shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale.

The eventual availability for sale of substantial amounts of our common stock under Rule 144 could adversely affect prevailing market prices for our securities and cause you to lose most, if not all, of your investment in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 6, 2015 we did not have any authorized Equity Compensation Plans.

Listing

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLUU”.

Transfer Agent

VStock Transfer, LLC

77 Spruce Street, Suite 201

Cedarhurst, NY  11516

(212) 828-8436 Phone

(646) 599-1296 Fax

www.VStockTransfer.com

Recent Sales of Unregistered Securities

Set forth below is information regarding the issuance and sales of securities without registration since March 3, 2011 (inception) through April 6, 2015:

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

On April 10, 2014, we received a Notice of Conversion under the Mermaid Note (see the notes to the financial statements) and issued 10,000,000 shares of its common stock, $0.001 par value, at an applicable conversion rate of $0.0005 a share.  This issuance reduced the principal due to Mermaid by $5,000.  After this conversion, the remaining principal balance on this note was $30,000.  By virtue of their relationship with us, the note holder had access to all relevant information relating to our business and represented that it had the required investment intent.  The securities were issued pursuant to and in compliance with Rule 144.

On July 21, 2014, we issued an aggregate of ten-million (10,000,000) shares of restricted common stock to Madison Park Advisors, LLC (“Madison Park”), a financial services firm.  We valued these shares at $101,000, or $0.0101 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationships with us, Madison Park had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On August 5, 2014, we cancelled an aggregate of 3,000,000 share purchase warrants held by Vitello.  These share purchase warrants enabled Vitello to purchase 1,000,000 shares of the Blue Water’s common stock at a price of $0.005 a share, $0.01 a share, and $0.015 a share, respectively.  Vitello never exercised any of its warrants.

On September 29, 2014, we received a Notice of Conversion under the Prim Note (see the notes to the financial statements) and issued 13,000,000 shares of its common stock, $0.001 par value, at an applicable conversion rate of $0.005 a share.  This issuance reduced the principal due to Prim by $65,000.  After this conversion, the remaining principal balance on this note was $35,000.  By virtue of their relationship with us, the note holder had access to all relevant information relating to our business and represented that it had the required investment intent.  The securities were issued pursuant to and in compliance with Rule 144.

On October 23, 2014, we received a Notice of Conversion under the Mermaid Note (see the notes to the financial statements) and issued 10,000,000 shares of its common stock, $0.001 par value, at an applicable conversion rate of $0.0005 a share.  This issuance reduced the principal due to Mermaid by $5,000.  After this conversion, the remaining principal balance on this note was $25,000.  By virtue of their relationship with us, the note holder had access to all relevant information relating to our business and represented that it had the required investment intent.  The securities were issued pursuant to and in compliance with Rule 144.

On November 13, 2014, we exchanged 150,000,000 shares of our common stock for 150,000 shares of Series A Preferred Stock.  The shares of common stock tendered were subsequently cancelled.

On February 18, 2015, we cancelled 12,500,000 shares of our outstanding common stock.

On February 18, 2015, we issued 3,000,000 and 900,000 shares of common stock, $0.001 par value, to J. Scott Sitra and Michael Hume, respectively, in consideration of and to incentivize their ongoing services to us as executive officers.  These shares were valued at $0.1099 a share, which was the closing price of our common stock as quoted by the OTC Bulletin Board on the date of issue.  These shares vest proportionately over a three year period as per the table below:

	Number of Shares Vesting
Vesting Date	J. Scott Sitra	Michael Hume

December 31, 2015	1,000,000	300,000
December 31, 2016	1,000,000	300,000
December 31, 2017	1,000,000	300,000

In connection with this issuance, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of Mr. Sitra’s and Mr. Hume’s relationships with us, each had access to all relevant information relating to our business and represented that they each had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

On March 31, 2015, we issued an aggregate of 3,333,334 shares of restricted common stock to five independent consultants.  We valued these shares at $273,333.39, or $0.082 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.  In connection with these issuances, we relied upon the exemption from the registration requirements pursuant to the provisions of Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.  By virtue of their relationships with us, these consultants had access to all relevant information relating to our business and represented that it had the required investment intent.  In addition, the securities issued bore an appropriate restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2014, neither we nor any “affiliated purchaser”, as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Blue Water was incorporated on March 3, 2011 in the State of Nevada.  We are currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and selling a line of premium rums which include the flagship rum Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

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

Results of Operations

For the ease of reference, we refer to the fiscal year ended December 31, 2014 as fiscal 2014 or the fiscal year ended December 31, 2014 and the fiscal year ended December 31, 2013 as fiscal 2013 or the fiscal year ended December 31, 2013.

Fiscal Year Ended December 31, 2014 and 2013

Revenues.  We did not generate any revenue in fiscal 2014 compared to generating $10,000 in revenue during fiscal 2013.  The reason for the decrease in revenue during fiscal 2014 compared to fiscal 2013 was the consulting project responsible for generating the revenue was completed during the three months ended March 31, 2013.  Since the completion of that project we have not generated any revenue and have focused all of our efforts on completing the development of the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ restaurant and launching our line of premium rums.

Operating Expenses.  Our total operating expenses for fiscal 2014 were $623,167, which is a $317,533, or 103.9%, increase compared to operating expenses of $305,634 for the same period a year ago.  Our increase in operating expenses was primarily attributable to increased development expenses related to the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ and preparing for the launch our line of premium rums.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

(Loss) From Operations.  Our loss from operations for fiscal 2014 was ($623,167), which is a $327,533, or 110.8%, increase compared to a loss from operations of ($295,634) for the same period a year ago.  Our increase in operating loss was primarily attributable to increased development expenses related to the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ and preparing for the launch our line of premium rums.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Other Income (Expenses).  During fiscal 2014 we incurred an aggregate of ($2,957,426) in other expenses compared to ($445,064) for the same period a year ago.  These other (expenses) were primarily comprised of non-cash expenses relating to convertible promissory notes and accounting for certain notes as derivative securities.

Net Income (Loss).  We had a net loss of ($3,580,593) for fiscal 2014 compared to a net loss of ($740,698) for the same period a year ago, which represented a $2,839,895, or 383.4%, increase in net loss.  The increase in net loss was primarily attributable to accounting for certain convertible notes as derivative securities.  The remainder of the increase in net loss was the result of increased operating activity related to the development of our St. Maarten, Dutch West Indies Blue Water Bar & Grill™ restaurant and increased expenses related to preparing our line of premium rums for launch.  Additionally, due to expanded operating activities, we experienced higher general operating expenses and higher costs related to our ongoing SEC reporting requirements, which have consisted primarily of legal, accounting and outside consulting fees.

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($1,574,425) as of December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had total assets of $465,862, which consisted of $192,556 in cash, $28,422 in vendor deposits, $42,484 in materials inventory, available for sale securities valued at $200,000 (comprised 20,000,000 shares of Stream Flow Media, Inc. and a net 15% interest in Next Level Hockey, LLC, valued at $200,000 and $-0-, respectively), and security deposits of $2,400.

As of December 31, 2014, our total liabilities were $2,040,287, which consisted of $8,211 in accounts payable, $494,718 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $106,361 in convertible promissory notes (net of unamortized debt discounts of $527,389), $6,986 in accrued interest, and $1,424,011 in derivative liabilities. (It is important to note that as of April 6, 2015, Taurus owned 16,000,000 shares of Blue Water’s issued and outstanding common stock and 150,000 shares of Blue Water’s issued and outstanding preferred stock, which represented 13.2% and 100% of each class of securities, respectively.  It is also important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus.)

We expect to incur continued losses over the next 12 months, probably even longer.  We estimate that we will need to generate at least $1.5 million in additional financing in order to meet our planned 2015 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.  Madison Park Advisors has agreed to assist us with this financing, but until it is received we cannot guarantee or compel Madison Park Advisors to provide this financing in an expedient manner.

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

Asher Note 1

On September 16, 2013, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 1 closed on September 18, 2013 and matures on June 18, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on February 7, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $32,500 in amortization expense of the debt discount that has been recorded in the financial statements as interest expense.

Asher Note 2

On November 8, 2013, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $37,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on November 12, 2013 and matures on May 7, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on April 2, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $33,033 in amortization expense of the debt discount that has been recorded in the financial statements as interest expense.

Asher Note 3

On December 23, 2013 Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 3 closed on January 7, 2014 and matures on September 26, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on May 27, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $27,500 in amortization of the debt discount that has been recorded in the financial statements as interest expense.

Mermaid Enterprises, N.V. (Derivative Liability)

On October 9, 2013, Blue Water entered into a Purchase Agreement and issued a Convertible Promissory Note (“Mermaid Note”) as payment for the acquisition of three (3) separate business licenses in the country of St. Maarten, Dutch West Indies consisting of one (1) General Business License and two (2) Managing Director’s Licenses.  The value of this transaction was $35,000.

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

On October 31, 2014, Blue Water repaid the remaining Mermaid Note in full.  Per the terms of the agreement, Blue Water repaid the Mermaid Note at $28,471.

At October 31, 2014 (date of payoff), Blue Water marked to market the fair value of the derivatives of the Mermaid Note discussed above and determined a fair value of $985,211 and accordingly recorded a loss on change in fair value of derivative liability of $438,403 from September 30, 2014 (last reporting period) . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.56%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 0.94 years, and (5) estimated fair value of Blue Water’s common stock of $0.02 per share.

At October 31, 2014 (date of payoff), Blue Water reclassified the determined fair value of the derivative liability of $985,211 from liability to additional paid in capital.

JMJ Financial Note

On January 31, 2014 (“Effective Date”), Blue Water sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

This note was redeemed and paid in full on May 8, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $39,083 in amortization of the debt discount has been recorded in the financial statements as interest expense.

JMJ Financial Note 2 (Derivative Liability)

On August 13, 2014 (“Effective Date”) Blue Water sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note 2”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

On November 7, 2014, Blue Water repaid the JMJ Note 2 in full.  Per the terms of the agreement, Blue Water repaid the JMJ Note 2 at $40,758.  No shares were issued in connection with the redemption of this note.

At November 7, 2014 (date of payoff), Blue Water marked to market the fair value of the derivatives of the JMJ Note 2 discussed above and determined a fair value of $148,840 and accordingly recorded a loss on change in fair value of derivative liability of $78,4323 from September 30, 2014 (last reporting period) . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 288.62%, (3) weighted average risk-free interest rate of 0.51%, (4) expected life of  1.76 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

At November 7, 2014 (date of payoff), Blue Water reclassified the determined fair value of the derivative liability of $148,840 from liability to additional paid in capital.  During the year ended December 31, 2014, amortization of the debt discount was recorded in the financial statements as interest expense of $40,758.

Prim Note (Derivative Liability)

On March 27, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Prim Note”) to an accredited investor in the principal amount of $100,000 with an interest rate of 10% per annum.  The Prim Note is convertible into shares of our common stock at a fixed price of $0.005 per share beginning no earlier than 180 days from the date of issue.  The Prim Note matures on March 26, 2016.

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

At October 31, 2014, Blue Water repaid the Prim Note in full.  Per the terms of the agreement, Blue Water repaid the Prim Note at $40,403.

At October 31, 2014 (date of payoff), Blue Water marked to market the fair value of the derivatives of the Prim Note discussed above and determined a fair value of $134,363 and accordingly recorded a loss on change in fair value of derivative liability of $56,933 from September 30, 2014 (last reporting period) . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.56%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of  1.40 years, and (5) estimated fair value of Blue Water’s common stock of $0.02 per share.

At October 31, 2014 (date of payoff), Blue Water reclassified the determined fair value of the derivative liability of $134,363 from liability to additional paid in capital.  During the year ended December 31, 2014, amortization of the debt discount was recorded in the financial statements as interest expense of $100,000.

Adar Bays, LLC Financing

On May 19, 2014, Blue Water entered into a Securities Purchase Agreement with Adar Bays, LLC, an accredited investor (“Adar Bays”), pursuant to which we issued Adar Bays two convertible notes.  The first note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 1”), was issued in exchange for $50,000 in cash.  The second note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 2” and, together with AB Note 1, the “AB Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Adar Bays in the amount of $50,000 (“AB Payment Note”).  The AB Payment Note is due on January 15, 2015, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both AB Note 2 and the AB Payment Note may be cancelled.  The AB Payment Note is secured by AB Note 1.

Interest on the AB Notes accrues at the rate of 8% per annum.  Blue Water is not required to make any payments on the AB Notes until maturity.  Blue Water has the right to repay the AB Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

Adar Bays may convert the outstanding principal on the AB Notes into shares of Blue Water’s common stock beginning no earlier than 180 days from the date of issue at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $50,000 to the AB Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

At December 23, 2014, Blue Water repaid the Adar Bays Note in full.  Per the terms of the agreement, Blue Water repaid the Adar Bay Note at $50,000. This note incurred an aggregate of $50,000 in amortization of debt discount that has been recorded in the financial statements as interest expense during the year ended December 31, 2014.

LG Capital Funding, LLC

On May 19, 2014, Blue Water entered into a Securities Purchase Agreement with LG Capital Funding, LLC, an accredited investor (“LG Capital”), pursuant to which we issued LG Capital two convertible notes.  The first note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 1”), was issued in exchange for $100,000 in cash.  The second note, due May 19, 2015 in the principal amount of $100,000 (“LG Note 2” and, together with LG Note 1, the “LG Notes”), was issued in exchange for a full-recourse, collateralized promissory note from LG Capital in the amount of $100,000 (“LG Payment Note”).  The LG Payment Note is due on January 15, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both LG Note 2 and the LG Payment Note may be cancelled.  The LG Payment Note is secured by LG Note 1.

Interest on the LG Notes accrues at the rate of 8% per annum.  Blue Water is not required to make any payments on the LG Notes until maturity.  Blue Water has the right to repay the LG Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

LG Capital may convert the outstanding principal on the LG Notes into shares of Blue Water’s common stock beginning no earlier than 180 days from the date of issue at the conversion price per share equal to 55% of the lowest daily closing bid with a 20 day look back immediately preceding and including the date of conversion.  There is no minimum conversion price.

The fair value of the embedded beneficial conversion feature resulted in a full discount of $100,000 to the LG Notes on the debt issuance date.  The discount will be amortized over the term of the note to interest expense using the straight line method which approximates the effective interest method.

At December 22, 2014, Blue Water repaid the LG Capital Note in full.  Per the terms of the agreement, Blue Water repaid the LG Capital at $100,000. This note incurred an aggregate of $100,000 in amortization of debt discount that has been recorded in the financial statements as interest expense during the year ended December 31, 2014.

KBM Worldwide Note 1 (Derivative Liability)

On August 26, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 1”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 1 matures on May 28, 2015.  The KBM Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the KBM Note 1 discussed above and determined a fair value of $137,009. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 0.41 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $51,040 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 1 was $54,476, which includes $1,475 in accrued interest.  During the year ended December 31, 2014 this note incurred $24,476 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $28,524.

Subsequently on January 23, 2015, Blue Water repaid the KBM Note 1 in full.  Per the terms of the agreement, Blue Water repaid the KBM Note 1 at $73,269.23.

KBM Worldwide Note 2 (Derivative Liability)

On October 1, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 2”) in the principal amount $43,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 2 matures on July 3, 2015.  The KBM Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the KBM Note 2, Blue Water determined the aggregate fair value of $38,021 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 0.75 years, and (5) estimated fair value of Blue Water’s common stock of $0.0112 per share.

The determined fair value of the embedded derivative of $38,021 was charged as a debt discount of the note.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the KBM Note 2 discussed above and determined a fair value of $46,524. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 227%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 0.50 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $8,503 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 2 was $43,858, which includes $858 in accrued interest.  During the year ended December 31, 2014 this note incurred $12,581 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $25,440.

Subsequently on February 23, 2015, Blue Water repaid the KBM Note 2 in full.  Per the terms of the agreement, Blue Water repaid the KBM Note 2 at $59,369.45.

KBM Worldwide Note 3 (Derivative Liability)

On November 13, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 3”) in the principal amount $65,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 3 matures on August 17, 2015.  The KBM Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the KBM Note 3, Blue Water determined the aggregate fair value of $62,619 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 227%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.76 years, and (5) estimated fair value of Blue Water’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $62,619 was charged as a debt discount of the note.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the KBM Note 3 discussed above and determined a fair value of $69,058. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $6,439 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 3 was $65,684, which includes $684 in accrued interest.  During the year ended December 31, 2014 this note incurred $10,851 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $51,768.

Auctus Private Equity Fund LLC Note (Derivative Liability)

On November 19, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Auctus Note”) in the principal amount $56,250 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Auctus Private Equity Fund LLC. (“Auctus”), a Nevada corporation, and Blue Water.  The Auctus Note matures on August 19, 2015.  The Auctus Note is convertible at 55% of the average of the lowest two trading prices of Blue Water’s common stock during the twenty five trading day period prior to the conversion date after 180 days.

At the inception of the Auctus Note, Blue Water determined the aggregate fair value of $69,066 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.75 years, and (5) estimated fair value of Blue Water’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $69,066 was charged as a debt discount up to the net proceeds of the note with the remainder, $12,816, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Auctus Note discussed above and determined a fair value of $185,325. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227 to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $16,259 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Auctus Note was $56,768, which includes $518 in accrued interest.  During the year ended December 31, 2014 this note incurred $8,654 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,596.

Cardinal Capital Group, Inc. Note (Derivative Liability)

On November 14, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Cardinal Note”) in the principal amount $33,500 and net proceeds of $30,000 after taking into consideration an Original Issue Discount (“OID”) of $3,500.  The Cardinal Note matures on November 14, 2016.  The Cardinal Note is convertible at 55% of the lowest daily closing bid of Blue Water’s common stock during the twenty trading day period prior to the conversion date.

At the inception of the Cardinal Note, Blue Water determined the aggregate fair value of $109,829 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.90%, (3) weighted average risk-free interest rate of 0.54%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.021 per share.

The determined fair value of the embedded derivative of $109,829 was charged as a debt discount up to the net proceeds of the note with the remainder, $76,329, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Cardinal Note discussed above and determined a fair value of $121,604. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 1.87 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $11,775 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Cardinal Note was $33,500.  During the year ended December 31, 2014 this note incurred $2,154 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $31,346.

JSJ Investments, Inc. Note (Derivative Liability)

On November 19, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“JSJ Note”) in the principal amount $100,000, net proceeds of $95,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The JSJ Note matures on May 19, 2015.  The JSJ Note is convertible at 50% of the lowest trading stock price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the JSJ Note, Blue Water determined the aggregate fair value of $139,851 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.50 years, and (5) estimated fair value of Blue Water’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $139,851 was charged as a debt discount up to the net proceeds of the note with the remainder, $39,851, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the JSJ Note discussed above and determined a fair value of $343,200. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.38 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $31,141for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the JSJ Note was $100,000.  During the year ended December 31, 2014 this note incurred $23,204 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $76,796.

Subsequently on January 23, 2015, Blue Water repaid the JSJ Note in full.  Per the terms of the agreement, Blue Water repaid the JSJ Note at $144,188.49.

Macallan Partners, LLC Note (Derivative Liability)

On November 19, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Macallan Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Macallan Partners, LLC. (“Macallan”) and Blue Water.  The Macallan Note matures on December 1, 2015.  The Macallan Note is convertible at 55% of the lowest closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date.

At the inception of the Macallan Note, Blue Water determined the aggregate fair value of $56,199 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 286.43%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.03 years, and (5) estimated fair value of Blue Water’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $56,199 was charged as a debt discount up to the net proceeds of the note with the remainder, $5,199, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Macallan Note discussed above and determined a fair value of $58,100. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.92 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $1,901 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Macallan Note was $50,460 which includes $460 in accrued interest.  During the year ended December 31, 2014 this note incurred $5,570 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $44,430.

Tangiers Investment Group, LLC Note (Derivative Liability)

On November 13, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Tangiers Note”) in the principal amount $220,000 (funded $55,000), net proceeds of $50,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The Tangiers Note matures on November 13, 2015.  The Tangiers Note is convertible at 55% of the lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the Tangiers Note, Blue Water determined the aggregate fair value of $176,827 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.63%, (3) weighted average risk-free interest rate of 0.53%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $176,827 was charged as a debt discount up to the net proceeds of the note with the remainder, $121,827, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Tangiers Note discussed above and determined a fair value of $186,306. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 0.87 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $9,479 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Tangiers Note was $55,000.  During the year ended December 31, 2014 this note incurred $7,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,767.

Adar Bays, LLC #2 Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Adar Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Adar Bays LLC (“Adar”) and Blue Water.  The Adar Note matures on December 22, 2015.  The Adar Note is convertible at 58% of the average of the three lowest trading stock prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the Adar Note, Blue Water determined the aggregate fair value of $110,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $110,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $60,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Adar Note discussed above and determined a fair value of $171,497. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $61,496 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Adar Note was $50,099 which includes $99 in accrued interest.  During the year ended December 31, 2014 this note incurred $1,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $48,767.

LG Capital Funding LLC #2 Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“LG Note”) in the principal amount $100,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between LG Capital Funding LLC (“LG”) and Blue Water.  The LG Note matures on December 22, 2015.  The LG Note is convertible at 55% of the three lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the LG Note, Blue Water determined the aggregate fair value of $220,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $220,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $120,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the LG Note discussed above and determined a fair value of $342,995. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $122,993 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the LG Note was $100,197 which includes $197 in accrued interest.  During the year ended December 31, 2014 this note incurred $2,466 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $97,534.

Black Mountain Equities, Inc. Note (Derivative Liability)

On December 22, 2014, Blue Water entered into an agreement for the sale of a Convertible Promissory Note (“Black Note”) in the principal amount $250,000 (funded $25,000), net proceeds of $22,500 after taking into consideration an Original Issue Discount (“OID”) of $2,500.  The Black Note matures on December 22, 2015.  The Black Note is convertible at 60% of the lowest trading price of Blue Water’s common stock during the twenty five trading days period prior to the conversion date after 180 days.

At the inception of the Black Note, Blue Water determined the aggregate fair value of $31,751 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, to 235% (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of Blue Water’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $31,751 was charged as a debt discount up to the net proceeds of the note with the remainder, $3,751, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, Blue Water marked to market the fair value of the derivatives of the Black Note discussed above and determined a fair value of $34,601. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of Blue Water’s common stock of $0.038 per share.

Blue Water recorded a loss on change in derivative liability of $2,850 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Black Note was $28,000 including one time interest of $3,000.  During the year ended December 31, 2014 this note incurred $690 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $27,310.

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

Contractual Obligations

The following table summarizes Blue Water’s contractual obligations as of December 31, 2014:

		Due Within
Description	Total	2015	2016

Convertible promissory notes	$630,750	$597,250	$33,500
Warehouse, St. Maarten (1)	28,645	14,245	14,400
Total	$659,395	$611,495	$47,900

(1)

On January 1, 2015, Blue Water entered into a two-year lease agreement for a warehouse in St. Maarten, Dutch West Indies.  Rent is fixed at $1,200 per month throughout the term of the lease.  The first month’s rent was pro-rated at $1,045.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2014 and 2013.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2014 and 2013, Blue Water had no cash equivalents.

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

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2014 and 2013 the allowance for doubtful accounts was $-0-.

Short-Term Investments

Blue Water accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2014, Blue Water had no short-term investments.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of December 31, 2014 and 2013, Blue Water had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. At December 31, 2014, Blue Water recorded a net unrealized gain on change in available-for-sale securities of $188,563 to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of Blue Water’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	2,058,072
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable	$33,000	$33,000	$-	$-
Accounts payable, related party	192,907	-	192,907
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Blue Water excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because Blue Water recorded a loss for the years ended December 31, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

Blue Water has elected early adoption of Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

Blue Water has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on Blue Water's financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Blue Water Global Group, Inc.

We have audited the accompanying consolidated balance sheets of Blue Water Global Group, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Water Global Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $3,580,593 and negative cash flows from operating activities of $440,787, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

April 13, 2015

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS

	December 31,
	2014	2013
Current assets:
Cash and equivalents	$192,556	$7,357
Vendor deposits	28,422	-
Materials inventory	42,484	-
	263,462	7,357

Other assets:
Available for sale securities	$200,000	$-
Deposits, long-term	2,400	-
	202,400	-

Total assets:	$465,862	$7,357

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$8,211	$33,000
Accounts payable, related party	494,718	192,907
Convertible notes payable, net of unamortized debt discounts of $527,389 and $77,442, respectively	106,361	27,558
Accrued interest	6,986	1,973
Derivative liability	1,424,011	-
Total current liabilities	2,040,287	255,438

Total liabilities	$2,040,287	$255,438

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A Preferred Stock, $0.001 par value, 1,000,000 shares designated, 150,000 and -0- shares issued and outstanding as of December 31, 2014 and 2013, respectively	150	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 126,206,213 and 229,331,250 shares issued and outstanding, respectively	126,206	229,331
Additional paid-in capital	2,844,076	486,852
(Deficit) accumulated during the development stage	(4,544,857)	(9,64,264)

Total stockholders’ (deficit)	$(1,574,425)	$(248,081)

Total liabilities and stockholders’ (deficit)	$465,862	$7,357

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended December 31,
	2014	2013

Revenues, net	$-	$10,000

Cost of revenues	-	-

Gross profit	-	10,000

Operating expenses:
General and administrative	64,037	4,595
Accounting fees	17,500	7,750
Advertising and marketing	22,403	6,711
Consulting fees	353,075	64,109
Legal fees	126,150	145,950
Investor relations	35,000	71,581
Transfer agent fees	5,002	4,938
Total operating expenses	623,167	305,634

(Loss) from operations	(623,167)	(295,634)

Other income (expense):
Interest expense	(638,557)	(25,064)
Loss on settlement of debt	-	(420,000)
Loss on change in fair value of derivative liability	(2,318,869)	-
Total other income (expense)	(2,957,426)	(445,064)

Provision for income taxes	-	-

Net (loss)	$(3,580,593)	$(740,698)

Loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	230,613,706	211,686,387

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

TWO YEARS ENDED DECEMBER 31, 2014

					Additional	Common
	Preferred stock		Common stock		Paid in	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, January 1, 2013	-	$ -	180,000,000	$ 180,000	$ (60,000)	$ -	$ (223,566)	$ (103,566)
Issuance of common stock for cash	-	-	47,300,000	47,300	424,460	(470,000)	-	1,760
Proceeds from common stock subscribed	-	-	-	-	-	50,000	-	50,000
Impairment of common stock subscribed	-	-	-	-	-	420,000	-	420,000
Issuance of common stock to consultants	-	-	2,750,000	2,750	26,000	-	-	28,750
Rescinding of consulting agreement	-	-	(718,750)	(719)	(17,250)	-	-	(17,969)
Discount on convertible notes with beneficial conversion feature (BCF)	-	-	-	-	100,533	-	-	100,533
Issuance of warrants to consultants	-	-	-	-	13,109	-	-	13,109
Net loss	-	-	-	-	-	-	(740,698)	(740,698)
Balance, December 31, 2013	-	-	229,331,250	229,331	486,852	-	(964,264)	(248,081)
Issuance of common stock for cash	-	-	3,874,963	3,875	36,928	-	-	40,803
Issuance of common shares for conversion of debt	-	-	33,000,000	33,000	171,000	-	-	204,000
Issuance of common shares for services	-	-	10,000,000	10,000	91,000	-	-	101,000
Issuance of Series A preferred stock in exchange for common shares	150,000	150	(150,000,000)	(150,000)	149,850	-	-	-
Discount on convertible notes with beneficial conversion feature (BCF)	-	-	-	-	312,500	-	-	312,500
Reclassify fair value of derivative to equity upon payoff of convertible notes	-	-	-	-	1,407,383	-	-	1,407,383
Gain on equity investments, net of associated costs	-	-	-	-	188,563	-	-	188,563
Net loss	-	-	-	-	-	-	(3,580,593)	(3,580,593)
Balance, December 31, 2014	150,000	$ 150	126,206,213	$ 126,206	$ 2,844,076	$ -	$ (4,544,857)	$ (1,574,425)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(3,580,593)	$(740,698)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Amortization of discount on convertible debt	533,834	23,091
Change in fair market value of derivative liability	2,296,245	-
Common stock issued in connection with services provided by consultants	101,000	10,781
Warrants issued in connection with services provided by consultants	-	13,109
Impairment of subscribed common stock	-	420,000
Common stock issued in connection with services associated with subscription receivable	-	50,000
Changes in operating assets and liabilities:
Increase in inventory	(42,484)	-
Increase in vendor deposits	(28,422)	-
Increase in security deposits	(2,400)	-
Increase (decrease) in accounts payable	(24,789)	33,000
Increase in accounts payable, related party	301,809	59,042
Increase in accrued interest	5,013	1,973

Net cash used in by operating activities	(440,787)	(129,702)

Cash flows from investing activities:
Payments related to available for sale securities	$(11,437)	$-

Net cash used in by financing activities	(11,437)	-

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$979,750	$105,000
Net proceeds from sale of common stock	40,803	1,760
Repayments of convertible promissory notes	(383,131)	-

Net cash provided by financing activities	637,423	106,760

Net increase (decrease) in cash	185,199	(22,942)

Cash – beginning of period	7,357	30,299

Cash – end of period	$192,556	$7,357

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended December 31,
	2014	2013
Non-cash investing and financing operating activities:
Beneficial Conversion Feature (BCF) of convertible notes	$312,500	$105,000
Conversion of debt	204,000
Settlement of derivative	1,407,383
Issuance of common shares for common stock subscribed	-	420,000
Issuance of preferred shares in exchange for common stock	150,000	-
	$2,073,883	525,000

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-
	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is an emerging growth company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is selling a line of premium rums which include its flagship rum Blue Water Ultra-Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for financial information and in accordance with the Securities and Exchange Commission’s (“SEC”) Regulation S-X.  They reflect all adjustments which are, in the opinion of the Company’s management, necessary for a fair presentation of the financial position and operating results as of and for the fiscal years ended December 31, 2014 and 2013.

The consolidated financial statements include the accounts of Blue Water Global Group, Inc. and its wholly owned subsidiaries, Blue Water Bar & Grill, N.V. (St Maarten, Dutch West Indies company), Blue Water Beverage Brands, Ltd (British Virgin Islands company) and BWG Investments & Development, Ltd. (British Virgin Islands company) (hereafter referred to as the “Company” or “Blue Water”).

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the fair value of stock-based compensation and derivative liabilities.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of December 31, 2014 and 2013, the Company had no cash equivalents.

Revenue Recognition

The Company follows the guidance of FASB ASC Topic 605 for revenue recognition.  In general, the Company recognizes revenue when (1) the price is fixed and determinable, (2) persuasive evidence of an arrangement exists, (3) the service has been provided, and (4) collectability is reasonably assured.

The Company generates and anticipates generating future revenue from two sources: (i) food, beverage and souvenir sales from its Blue Water Bar & Grill™ restaurant concept presently under development and (ii) sales of its of distilled spirits, which includes its Blue Water Ultra-Premium Rum™.  Revenue from both sources will be recognized at the time of the sale.

Accounts Receivable

Accounts receivable are stated at net invoice amount.  An allowance for doubtful accounts is based on management’s best estimate of uncollectible receivable balances based on the creditworthiness of the customer and prior collection history.  As of December 31, 2014 and 2013 the allowance for doubtful accounts was $-0-.

Vendor deposits and Inventory materials

The Company has advanced funds to its contract manufacturer in production as of December 31, 2014.  As of December 31, 2014, the aggregate advances were $28,422.

As of December 31, 2014, the Company, after eliminating defective production, purchased 18,948 1-liter rum bottles (13,167 of Blue Water Ultra-Premium Rum™ and 5,781 of Blue Water Caribbean Gold™ Premium Rum) to be incorporated in the manufacturing process of the Company’s products at a cost of $42,484.

Short-Term Investments

The Company accounts for its short-term investments, which are classified as trading securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of December 31, 2014 and 2013, the Company had no short-term investments.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of December 31, 2014 and 2013, the Company had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. At December 31, 2014, the Company recorded a net unrealized gain on change in available-for-sale securities of $188,563 to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

All items required to be recorded or measured on a recurring basis consist of derivative liabilities and are based upon level 3 inputs.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	1,424,011
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

	Fair Value Measurement at December 31, 2013 Using:

Description	12/31/13	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$7,357	$7,357	$-	$-
Total assets measured at fair value	$7,357	$7,357	$-	$-

Liabilities
Accounts payable	$33,000	$33,000	$-	$-
Accounts payable, related party	192,907	-	192,907
Convertible notes payable, net of unamortized debt discount of $77,442	27,558	-	-	27,558
Accrued Interest	1,973	-	-
Total liabilities measured at fair value	$255,438	$33,000	$192,907	$27,558

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. The Company’s stock price increased approximately 332% from December 31, 2013 to December 31, 2014. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the years ended December 31, 2014 and 2013.

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

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2014, the Company incurred net losses of ($3,580,593) and used $440,787 in cash for operating activities. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – CONVERTIBLE PROMISSORY NOTES

Asher Note 1

On September 16, 2013, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 1 closed on September 18, 2013 and matures on June 18, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on February 7, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $32,500 in amortization expense of the debt discount that has been recorded in the financial statements as interest expense.

Asher Note 2

On November 8, 2013, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $37,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 2 closed on November 12, 2013 and matures on May 7, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on April 2, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $33,033 in amortization expense of the debt discount that has been recorded in the financial statements as interest expense.

Asher Note 3

On December 23, 2013 the Company entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $27,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Blue Water.  The Asher Note 3 closed on January 7, 2014 and matures on September 26, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

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

This note was redeemed and paid in full on May 27, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $27,500 in amortization of the debt discount that has been recorded in the financial statements as interest expense.

Mermaid Enterprises, N.V. (Derivative Liability)

On October 9, 2013, the Company entered into a Purchase Agreement and issued a Convertible Promissory Note (“Mermaid Note”) as payment for the acquisition of three (3) separate business licenses in the country of St. Maarten, Dutch West Indies consisting of one (1) General Business License and two (2) Managing Director’s Licenses.  The value of this transaction was $35,000.

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

On April 10, 2014, the Company issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note.  The shares were issued at the conversion rate as defined in the note.

On October 23, 2014, the Company issued 10,000,000 shares of its common stock valued at $5,000, or $0.0005 a share, as a partial redemption of this note. The shares were issued at the conversion rate as defined in the note.

On October 31, 2014, the Company repaid the remaining Mermaid Note in full.  Per the terms of the agreement, Blue Water repaid the Mermaid Note at $28,471.

At October 31, 2014 (date of payoff), the Company marked to market the fair value of the derivatives of the Mermaid Note discussed above and determined a fair value of $985,211 and accordingly recorded a loss on change in fair value of derivative liability of $438,403 from September 30, 2014 (last reporting period) and year to date loss of $462,792. . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.56%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of 0.94 years, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

At October 31, 2014 (date of payoff), the Company reclassified the determined fair value of the derivative liability of $985,211 from liability to additional paid in capital.

JMJ Financial Note

On January 31, 2014 (“Effective Date”), the Company sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

This note was redeemed and paid in full on May 8, 2014.  No shares were issued in connection with the redemption of this note.  This note incurred an aggregate of $39,083 in amortization of the debt discount has been recorded in the financial statements as interest expense.

JMJ Financial Note 2 (Derivative Liability)

On August 13, 2014 (“Effective Date”) the Company sold to JMJ Financial (“JMJ Financial”) a $335,000 Convertible Promissory Note (“JMJ Note 2”).  The JMJ Note provides up to an aggregate of $300,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $35,000.

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

On November 7, 2014, Blue Water repaid the JMJ Note 2 in full.  Per the terms of the agreement, Blue Water repaid the JMJ Note 2 at $40,758.  No shares were issued in connection with the redemption of this note.

At November 7, 2014 (date of payoff), the Company marked to market the fair value of the derivatives of the JMJ Note 2 discussed above and determined a fair value of $148,840 and accordingly recorded a loss on change in fair value of derivative liability of $78,432 from September 30, 2014 (last reporting period) and a year to date loss of $80,460 . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 288.62%, (3) weighted average risk-free interest rate of 0.51%, (4) expected life of  1.76 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

At November 7, 2014 (date of payoff), the Company reclassified the determined fair value of the derivative liability of $148,840 from liability to additional paid in capital.  During the year ended December 31, 2014, amortization of the debt discount was recorded in the financial statements as interest expense of $40,758.

Prim Note (Derivative Liability)

On March 27, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Prim Note”) to an accredited investor in the principal amount of $100,000 with an interest rate of 10% per annum.  The Prim Note is convertible into shares of our common stock at a fixed price of $0.005 per share beginning no earlier than 180 days from the date of issue.  The Prim Note matures on March 26, 2016.

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

At October 31, 2014, Blue Water repaid the Prim Note in full.  Per the terms of the agreement, Blue Water repaid the Prim Note at $40,403.

At October 31, 2014 (date of payoff), the Company marked to market the fair value of the derivatives of the Prim Note discussed above and determined a fair value of $134,363 and accordingly recorded a loss on change in fair value of derivative liability of $56,933 from September 30, 2014 (last reporting period) and a year to date loss of 59,534 . The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 290.56%, (3) weighted average risk-free interest rate of 0.11%, (4) expected life of  1.40 years, and (5) estimated fair value of the Company’s common stock of $0.02 per share.

At October 31, 2014 (date of payoff), the Company reclassified the determined fair value of the derivative liability of $134,363 from liability to additional paid in capital.  During the year ended December 31, 2014, amortization of the debt discount was recorded in the financial statements as interest expense of $100,000.

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

At December 23, 2014, Blue Water repaid the Adar Bays Note in full.  Per the terms of the agreement, Blue Water repaid the Adar Bay Note at $50,000. This note incurred an aggregate of $50,000 in amortization of debt discount that has been recorded in the financial statements as interest expense during the year ended December 31, 2014.

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

At December 22, 2014, Blue Water repaid the LG Capital Note in full.  Per the terms of the agreement, Blue Water repaid the LG Capital at $100,000. This note incurred an aggregate of $100,000 in amortization of debt discount that has been recorded in the financial statements as interest expense during the year ended December 31, 2014.

KBM Worldwide Note 1 (Derivative Liability)

On August 26, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 1”) in the principal amount $53,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 1 matures on May 28, 2015.  The KBM Note 1 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

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

At December 31, 2014, the Company marked to market the fair value of the derivatives of the KBM Note 1 discussed above and determined a fair value of $137,009. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 0.41 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $51,035 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 1 was $54,476, which includes $1,475 in accrued interest.  During the year ended December 31, 2014 this note incurred $24,476 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $28,524.

Subsequently on January 23, 2015, the Company repaid the KBM Note 1 in full.  Per the terms of the agreement, the Company repaid the KBM Note 1 at $73,269.23.

KBM Worldwide Note 2 (Derivative Liability)

On October 1, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 2”) in the principal amount $43,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 2 matures on July 3, 2015.  The KBM Note 2 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the KBM Note 2, the Company determined the aggregate fair value of $38,021 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.10%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.0112 per share.

The determined fair value of the embedded derivative of $38,021 was charged as a debt discount of the note.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the KBM Note 2 discussed above and determined a fair value of $46,524. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 227%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $8,503 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 2 was $43,858, which includes $858 in accrued interest.  During the year ended December 31, 2014 this note incurred $12,581 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $25,440.

Subsequently on February 23, 2015, the Company repaid the KBM Note 2 in full.  Per the terms of the agreement, the Company repaid the KBM Note 2 at $59,369.

KBM Worldwide Note 3 (Derivative Liability)

On November 13, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“KBM Note 3”) in the principal amount $65,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 3 matures on August 17, 2015.  The KBM Note 3 is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the KBM Note 3, the Company determined the aggregate fair value of $62,619 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% to 227%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.76 years, and (5) estimated fair value of the Company’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $62,619 was charged as a debt discount of the note.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the KBM Note 3 discussed above and determined a fair value of $69,058. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $6,439 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the KBM Note 3 was $65,684, which includes $684 in accrued interest.  During the year ended December 31, 2014 this note incurred $10,851 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $51,768.

Auctus Private Equity Fund LLC Note (Derivative Liability)

On November 19, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Auctus Note”) in the principal amount $56,250 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Auctus Private Equity Fund LLC. (“Auctus”), a Nevada corporation, and Blue Water.  The Auctus Note matures on August 19, 2015.  The Auctus Note is convertible at 55% of the average of the lowest two trading prices of Blue Water’s common stock during the twenty five trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Auctus Note, the Company determined the aggregate fair value of $69,066 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1)

dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $69,066 was charged as a debt discount up to the net proceeds of the note with the remainder, $12,816, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Auctus Note discussed above and determined a fair value of $85,325. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 227 to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.63 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $16,259 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Auctus Note was $56,768, which includes $518 in accrued interest.  During the year ended December 31, 2014 this note incurred $8,654 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,596.

Cardinal Capital Group, Inc. Note (Derivative Liability)

On November 14, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Cardinal Note”) in the principal amount $33,500 and net proceeds of $30,000 after taking into consideration an Original Issue Discount (“OID”) of $3,500.  The Cardinal Note matures on November 14, 2016.  The Cardinal Note is convertible at 55% of the lowest daily closing bid of Blue Water’s common stock during the twenty trading day period prior to the conversion date.

At the inception of the Cardinal Note, the Company determined the aggregate fair value of $109,829 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.90%, (3) weighted average risk-free interest rate of 0.54%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.021 per share.

The determined fair value of the embedded derivative of $109,829 was charged as a debt discount up to the net proceeds of the note with the remainder, $76,329, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Cardinal Note discussed above and determined a fair value of $121,604. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 1.87 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $11,775 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Cardinal Note was $33,500.  During the year ended December 31, 2014 this note incurred $2,154 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $31,346.

JSJ Investments, Inc. Note (Derivative Liability)

On November 19, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“JSJ Note”) in the principal amount $100,000, net proceeds of $95,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The JSJ Note matures on May 19, 2015.  The JSJ Note is convertible at 50% of the lowest trading stock price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the JSJ Note, the Company determined the aggregate fair value of $139,851 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1)

dividend yield of 0%; (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $139,851 was charged as a debt discount up to the net proceeds of the note with the remainder, $39,851, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the JSJ Note discussed above and determined a fair value of $170,992. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.38 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $31,141for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the JSJ Note was $100,000.  During the year ended December 31, 2014 this note incurred $23,204 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $76,796.

Subsequently on January 23, 2015, the Company repaid the JSJ Note in full.  Per the terms of the agreement, the Company repaid the JSJ Note at $144,188.

Macallan Partners, LLC Note (Derivative Liability)

On November 19, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Macallan Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Macallan Partners, LLC. (“Macallan”) and Blue Water.  The Macallan Note matures on December 1,, 2015.  The Macallan Note is convertible at 55% of the lowest closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Macallan Note, the Company determined the aggregate fair value of $56,199 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 286.43%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.03 years, and (5) estimated fair value of the Company’s common stock of $0.024 per share.

The determined fair value of the embedded derivative of $56,199 was charged as a debt discount up to the net proceeds of the note with the remainder, $6,199, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Macallan Note discussed above and determined a fair value of $58,100. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.92 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $1,901 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Macallan Note was $50,460 which includes $460 in accrued interest.  During the year ended December 31, 2014 this note incurred $5,570 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $44,430.

Tangiers Investment Group, LLC Note (Derivative Liability)

On November 13, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Tangiers Note”) in the principal amount $220,000 (funded $55,000), net proceeds of $50,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The Tangiers Note matures on November 13, 2015.  The Tangiers Note is convertible at 55% of the lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the Tangiers Note, the Company determined the aggregate fair value of $176,827 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 287.63%, (3) weighted average risk-free interest rate of 0.53%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.022 per share.

The determined fair value of the embedded derivative of $176,827 was charged as a debt discount up to the net proceeds of the note with the remainder, $121,827, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Tangiers Note discussed above and determined a fair value of $186,306. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.67%, (4) expected life of 0.87 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $9,479 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Tangiers Note was $55,000.  During the year ended December 31, 2014 this note incurred $7,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $47,767.

Adar Bays, LLC #2 Note (Derivative Liability)

On December 22, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Adar Note”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Adar Bays LLC (“Adar”) and Blue Water.  The Adar Note matures on December 22, 2015.  The Adar Note is convertible at 58% of the average of the three lowest trading stock prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the Adar Note, the Company determined the aggregate fair value of $110,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $110,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $60,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Adar Note discussed above and determined a fair value of $171,497. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $61,496 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Adar Note was $50,099 which includes $99 in accrued interest.  During the year ended December 31, 2014 this note incurred $1,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $48,767.

LG Capital Funding LLC #2 Note (Derivative Liability)

On December 22, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“LG Note”) in the principal amount $100,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between LG Capital Funding LLC (“LG”) and Blue Water.  The LG Note matures on December 22, 2015.  The LG Note is convertible at 55% of the three lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the LG Note, the Company determined the aggregate fair value of $220,001 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 278.76%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $220,001 was charged as a debt discount up to the net proceeds of the note with the remainder, $120,001, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the LG Note discussed above and determined a fair value of $342,995. The fair value of the embedded derivatives was determined using Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 278.07%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $122,993 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the LG Note was $100,197 which includes $197 in accrued interest.  During the year ended December 31, 2014 this note incurred $2,466 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $97,534.

Black Mountain Equities, Inc. Note (Derivative Liability)

On December 22, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Black Note”) in the principal amount $250,000 (funded $25,000), net proceeds of $22,500 after taking into consideration an Original Issue Discount (“OID”) of $2,500.  The Black Note matures on December 22, 2015.  The Black Note is convertible at 60% of the lowest trading price of Blue Water’s common stock during the twenty five trading days period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Black Note, the Company determined the aggregate fair value of $31,751 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, to 235% (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.025 per share.

The determined fair value of the embedded derivative of $31,751 was charged as a debt discount up to the net proceeds of the note with the remainder, $3,751, charged to current period operations as non-cash loss on change in derivative liability.

At December 31, 2014, the Company marked to market the fair value of the derivatives of the Black Note discussed above and determined a fair value of $34,601. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of the Company’s common stock of $0.038 per share.

The Company recorded a loss on change in derivative liability of $2,850 for the year ended December 31, 2014.

As of December 31, 2014, the outstanding balance due on the Black Note was $28,000 including one time interest of $3,000.  During the year ended December 31, 2014 this note incurred $690 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of December 31, 2014, the remaining unamortized debt discount was $27,310.

The table below provides a summary of the convertible promissory notes as of December 31, 2014:

Description-	Amount ($)

KBM Note 1	53,000
KBM Note 2	43,000
KBM Note 3	65,000
Auctus Note	56,250
Cardinal Note	33,500
JSJ Note	100,000
Macallan Note	50,000
Tangiers Note	55,000
Adars Bay Note	50,000
LG Capital Note	100,000
Black Mountain Equities Note	28,000
Less unamortized debt discount	(527,389)
Net	$106,361

The table below sets forth a summary of changes in the fair value of the Company debt derivative for the year ended December 31, 2014:

Debt Derivative Liability
Balance, December 31, 2013	-
Transfers in (out):
Fair value of initial derivative at inception	2,038,751
Fair value of debt derivative at note extinguishment transferred to equity	(1,407,383)
Mark-to-market at December 31, 2014:
Embedded derivative	792,643
Balance, December 31, 2014	$1,424,011

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

NOTE 5 – EQUITY

Preferred stock

The total number of preferred shares authorized that may be issued by the Company is 5,000,000 shares with a par value of $0.001 per share.

On November 13, 2014, the Company’s board of directors designated 1,000,000 shares of preferred stock as Series A Preferred Stock at $0.001 par value.  Series A Preferred Stock shall rank superior to all other classes of stock including common and other future classes of preferred in regard to liquidation, dissolution or winding up of the Company. The Series A Preferred Stock shall participate in all legal dividends declared by the board of directors and shall have the right to vote on all matters with holders of common stock with 1,000 for each share of Series A Preferred Stock.

After a minimum holding period of two years from the date of issuance, the holders of Series A Preferred stock, at their election, convert into shares of common stock at a conversion rate of 1,000 shares of common for each share of Series A Preferred stock converted.

On November 14, 2014, the Company exchanged 150,000,000 shares of common stock held by a shareholder for 150,000 shares of Series A Preferred stock.  The exchange was based on the underlying conversion rate of the Series A Preferred Stock.

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

During the fiscal year ended December 31, 2014 the Company issued an aggregate of 46,874,963 shares of its common stock for $216,803 ($115,803 for cash and $101,000 for services).  The valuations of common stock issued for services were based upon the fair value of the common stock and did not differ materially from the fair value of the services rendered.

Additionally, on November 13, 2014 Taurus tendered 150,000,000 shares of our common stock in exchange for 150,000 shares of our Series A Preferred Stock.  These shares of common stock were subsequently cancelled by the Company.

As of December 31, 2014, the total number of common shares authorized that may be issued by the Company was 700,000,000 shares, $0.001 per share, and it had 126,206,213 shares of its common stock issued and outstanding.

Warrants

In conjunction with retaining a consultant, Vitello Capital, Ltd., the Company issued an aggregate of 3,000,000 share purchase warrants enabling the consultant to purchase 1,000,000 shares of the Company’s common stock at a price of $0.005 a share, $0.01 a share, and $0.015 a share, respectively in December 2013.  The fair value of the warrants was estimated to be $13,109 on the date of the grant using the Black-Scholes option-pricing model.  Expected volatility was determined through the average of a peer group of public companies.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of the grant.  The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.  The following weighted-average assumptions were utilized for the calculations:

Expected life (in years)	1.0
Weighted average volatility	167.82%
Weighted average risk-free interest rate	0.13%
Expected dividend rate	-0-

As of December 31, 2014, all outstanding warrants were canceled in connection with the service contract cancellation.

NOTE 6 – INVESTMENTS

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of December 31, 2014:

	As of December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities (1)	$-	$188,563	$-	$188,563

Total	$-	$188,563	$-	$188,563

(1)

The Company’s long-term AFS securities consisted of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $188,563 and a net 15% interest in Next Level Hockey, LLC which was valued at $-0-.

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

NOTE 7 – CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations as of December 31, 2014:

		Due Within
Description	Total	2015	2016

Convertible promissory notes	$630,750	$597,250	$33,500
Warehouse, St. Maarten (1)	28,645	14,245	14,400
Total	$659,395	$611,495	$47,900

(2)

On January 1, 2015, the Company entered into a two-year lease agreement for a warehouse in St. Maarten, Dutch West Indies.  Rent is fixed at $1,200 per month throughout the term of the lease.  The first month’s rent was pro-rated at $1,045.

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

Stream Flow Media, Inc.

On December 2, 2013 the Company entered into its first Registered Spin-Off transaction pursuant to the Strategic Alliance Agreement with Stream Flow Media, Inc., a Colorado corporation (“Stream Flow”).  As per the terms of this transaction, Stream Flow issued 20,000,000 shares of its common stock, $0.001 par value, to Blue Water, which represents approximately 20% of Stream Flow’s issued and outstanding shares of common stock as of April 6, 2015 in return for the Company agreeing to pay all of Stream Flow’s expenses related to obtaining a listing on the OTCBB.

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

During the years ended December 31, 2014 and 2013, the Company had accumulated $11,437 and  $-0-, respectively,  in costs related to the Stream Flow shares, recorded to additional paid in capital.  During the year ended December 31, 2014, the Company recorded an unrealized gain of $188,563 relating to its stock holdings based on expected market listing. Accordingly, the Company carried the Stream Flow shares at $200,000 and $-0- valuation on the balance sheet as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, the Company had accumulated $-0- in costs related to the Next Level investment and there were no observable inputs for a fair valuation.  Accordingly, the Company carried the Next Level investment at a $-0- valuation on the balance sheet for the period.

NOTE 9 – SUBSIDIARIES

As of December 31, 2014, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands
BWG Investments & Development, Ltd. (3)	British Virgin Islands

(1)

As of December 31, 2014, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of December 31, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

(3)

As of December 31, 2014, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, a significant portion of the Company’s expenses have been paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of December 31, 2014 and 2013, the Company’s accounts payable to Taurus aggregated $494,718 and $192,907, respectively.

As of December 31, 2014, Taurus owned 16,000,000 shares of the Company’s issued and outstanding common stock and 150,000 shares of the Company’s issued and outstanding preferred stock, which represented 12.7% and 100% of each class of securities, respectively.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows, assuming a 35% effective tax rate:

	For the fiscal year ended December 31, 2014	For the fiscal year ended December 31, 2013
Current tax provision:
Federal
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred tax provision:
Federal
Loss carryforwards	$231,748	$287,131
Change in valuation allowance	(231,748)	(287,131)

Total deferred tax provision	$-	$-

As of December 31, 2014, the Company had approximately $1,052,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income through 2033.

The Company provided a valuation allowance equal to the deferred income tax assets for the period from March 3, 2011 (inception) to December 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the tax loss carryforwards.

The Company has no uncertain tax positions.

NOTE 12 – SUBSEQUENT EVENTS

On January 23, 2015, the Company repaid the KBM Note 1 described in Note 3 in full with no conversion.  Per the terms of the agreement, the Company repaid the KBM Note 1 at $73,269.

On January 23, 2015, the Company repaid the JSJ Note described in Note 3 in full with no conversion.  Per the terms of the agreement, the Company repaid the JSJ Note at $144,188.

On January 26, 2015, the Company entered into a Securities Purchase Agreement with Union Capital, LLC, an accredited investor (“Union Capital”), pursuant to which the Company issued Union Capital two convertible notes.  The first note, due January 26, 2016 in the principal amount of $50,000 (“Union Note 1”), was issued in exchange for $50,000 in cash.  The second note, due January 26, 2016 in the principal amount of $50,000 (“Union Note 2” and, together with Union Note 1, the “Union Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Union Capital in the amount of $50,000 (“Union Payment Note”).  The Union Payment Note is due on September 26, 2015, unless we do not meet the current public information requirement pursuant to Rule 144, in which case both Union Note 2 and the Union Payment Note may be cancelled.  The Union Payment Note is secured by Union Note 1.  Interest on the Union Notes accrues at the rate of 8% per annum.

On January 27, 2015, the Company issued a Convertible Promissory Note (“JSJ Note”) in the principal amount $100,000 to JSJ Investments, Inc. (“JSJ”).  The JSJ Note has an Original Issue Discount (“OID”) of $5,000 and bears interest at a rate of 12%.  The JSJ Note matures on May 19, 2015 (“Maturity Date”).

On February 9, 2015, the Company issued a Convertible Promissory Note (“Blue Citi Note”) in the principal amount $108,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Blue Citi, LLC (“Blue Citi”), a New York limited liability company, and the Company (“Blue Citi Agreement”).  The Blue Citi Note matures on February 9, 2016.

On February 17, , the Company issued a Convertible Promissory Note (“KBM Note”) in the principal amount $79,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water (“KBM Agreement”).  The KBM Note matures on November 17, 2015.

On February 18, 2015, the Company received and cancelled 12,500,000 shares of its outstanding common stock, $0.001 par value.

On February 18, 2015, the Company issued 3,000,000 and 900,000 shares of common stock, $0.001 par value, to J. Scott Sitra and Michael Hume, respectively, in consideration of and to incentivize their ongoing services to us as executive officers.  These shares were valued at $0.1099 a share, which was the closing price of our common stock as quoted by the OTC Bulletin Board on the date of issue.

On February 20, 2015, the Company issued a Convertible Promissory Note (“JDF Note”) in the principal amount $116,000 pursuant to the terms of a Securities Purchase Agreement between JDF Capital, Inc. (“JDF”), a New York corporation, and Blue Water (“JDF Agreement”).  The JDF Note matures on February 20, 2016.

On February 23, 2015, the Company repaid the KBM Note 2 described in Note 3 in full with no conversion.  Per the terms of the agreement, the Company repaid the KBM Note 2 at $59,369

On March 31, 2015, the Company issued an aggregate of 3,333,334 shares of restricted common stock to five independent consultants.  These shares were valued at $273,333, or $0.082 a share, which was the closing price of our common stock as quoted on the OTC Bulletin Board on the same day.

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal officer and sole director, J. Scott Sitra, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date ("Evaluation Date") within ninety (90) days prior to the filing of our December 31, 2014 Annual Report with the SEC on Form 10-K.

Based upon that evaluation, Mr. Sitra has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2015, subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our principal officer and sole director, J. Scott Sitra, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014 due to control deficiencies that constituted material weaknesses.

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

(c) Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of the date of April 6, 2015 are as follows:

Name	Age	Position

J. Scott Sitra	42	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Sole Director)
Michael Hume	43	Vice President

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

Before starting Taurus, Mr. Sitra worked as an independent consultant advising early stage businesses on various matters relating to business finance and how to obtain a public listing on a US exchange.  Prior to being an independent consultant, Mr. Sitra served in varying capacities, including as an executive officer and a member of the board of directors, to several private and public entities.  He has actively participated in the successful growth and development of several private and public entities within a multitude of industries, including high technology, oil and gas exploration, marketing and retailing, food and beverage, and publishing.

Mr. Sitra is not currently an officer or director of any other reporting company.  Mr. Sitra presently devotes approximately 80%, or 35 to 45 hours per week, of his business time to our affairs.

Michael Hume, is one of our co-founders and has served as our Treasurer and Secretary since January 2013.  Mr. Hume brings to us over 18 years of sales, management, and promotional experience within the restaurant industry.  Concurrently with his duties at Blue Water, Mr. Hume has served as the General Manager of the Tin Lizzy’s Cantina at the Mall of Georgia since August 2014.  Before joining Tin Lizzy’s Cantina he was a General Manager for Hooter’s Restaurants in Atlanta, Georgia.  Prior to joining Hooter’s, Mr. Hume was the General Manager of The Arena Tavern in Duluth, Georgia, a restaurant he helped develop and launch in April 2009.  Prior to opening The Arena Tavern and starting in August 2007, Mr. Hume was involved in the opening and development of The Hudson Grille chain of restaurants in the Atlanta, Georgia area which was comprised of 14 restaurants companywide.  Between August 2005 and April 2007 Mr. Hume served as the Treasurer and Secretary of Premier Development & Investment, Inc., a publicly traded company, and was the General Manager of its wholly-owned Player’s Grille, Inc. subsidiary starting in August 2004.  Mr. Hume attended the University of South Florida in Tampa, Florida between 1993 and 1997.

Mr. Hume is not currently an officer or director of any other reporting company.  Mr. Hume presently devotes approximately 25%, or 10 to 15 hours per week, of his business time to our affairs.  Mr. Hume intends to make the transition to working exclusively for Blue Water during fiscal 2015 when the ongoing construction of the St. Maarten Blue Water Bar & Grill™ nears completion.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that for the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with and that there were no deficiencies.

Item 11.  Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers from inception on March 3, 2011 through December 31, 2014.  Our fiscal year end is December 31.  No cash compensation has been paid to our officers from inception on March 3, 2011 through December 31, 2014.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value & Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Totals ($)

J. Scott Sitra, President, CEO, Treasurer, Secretary, Director (1)	2014 2013	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Michael Hume, Vice President (2)	2014 2013 2012 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

(1)

Mr. Sitra joined Blue Water on June 14, 2013 and has not received any form of compensation as of December 31, 2014.

(2)

Michael Hume received 6,000,000 shares of our common stock on March 3, 2011.  These shares were issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

The following table sets forth information with respect to compensation paid by us to our directors from inception on March 3, 2011 through December 31, 2014.  Our fiscal year end is December 31.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

J. Scott Sitra (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Hume (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

J. Scott Sitra joined Blue Water’s Board of Directors on June 14, 2013.  Through December 31, 2014 Mr. Sitra has not received any form of compensation for serving on the Board of Directors.

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

Officer Compensation

Michael Hume received 6,000,000 shares of our shares of our common stock as compensation for his services on March 3, 2011.  These shares were issued as Founder’s Shares, which were recorded with a net valuation of $-0-.  We have no plans to begin paying our current officer any cash compensation during the current fiscal year ending December 31, 2014.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable.  We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership as of April 6, 2015 by (i) each named executive officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

As of April 6, 2015, we had 120,939,547 shares of common stock issued and outstanding and 150,000 shares of Series A Preferred Stock issued and outstanding.

Name of Beneficial Owner	Shares of Common Stock	Percentage of Class (Common)	Shares of Preferred Stock	Percentage of Class (Preferred)

Officers and Directors
J. Scott Sitra, President, CEO, Treasurer, Secretary, and Director (1)	4,000,000	3.3%	-0-	0%
Michael Hume, Vice President	1,900,000	1.6%	-0-	0%

All officers and directors as a group (2 person)	5,900,000	4.9%	-0-	0%

Five Percent Stockholders
Taurus Financial Partners, LLC (2)	16,000,000	13.2%	150,000	100%

* Less than 1%

(1)

Does not include 16,000,000 shares of our common stock or 150,000 shares of our Series A Preferred Stock held by Taurus Financial Partners, LLC (“Taurus”), a company Mr. Sitra concurrently serves as its President and Chief Executive Officer.  Mr. Sitra has dispositive control over Taurus’s Blue Water shares.

(2)

Taurus received 5,000,000 shares of our common stock valued at $50,000, or $0.01 a share, on March 3, 2011 in consideration of its services of assisting with the creation and early development of our business, including incorporation and formation assistance, preparation of a prospectus and related registration statement on Form S-1, and continued EDGAR filing support and services.  Further, on September 28, 2011, Taurus purchased an additional 700,000 shares of our common stock from Island Radio, Inc.  On July 25, 2013 Michael Hume transferred 10,900,000 shares of his holdings to Taurus.  On November 13, 2014 Taurus tendered 150,000,000 shares of our common stock in exchange for 150,000 shares of our Series A Preferred Stock.  Taking these events into consideration and Blue Water’s forward stock split effected on September 30, 2013, Taurus’s owned 16,000,000 shares of our common stock and 150,000 shares of our Series A Preferred Stock.  J. Scott Sitra, our President and Chief Executive Officer, is the sole owner and control person of Taurus.

Securities Authorized for Issuance Under Equity Compensation Plans

As of April 6, 2015 we did not have any authorized Equity Compensation Plans.

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

On July 25, 2013 Mr. Hume transferred 10,900,000 of his shares to Taurus Financial Partners, LLC (“Taurus”) as a gift.  As of April 6, 2015 Mr. Hume owned 1,900,000 shares of our common stock.

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

Additionally, and as of December 31, 2014, we had $494,718 in accounts payable to Taurus.

Further, and as of April 6, 2015, Taurus is considered a promoter and an affiliate shareholder and presently owns 16,000,000 shares of our common stock and 150,000 shares of our Series A Preferred Stock.  As such, Taurus has the equivalent of 166,000,000 votes in all corporate voting matters, which represents a majority vote of 61.3% in all potential votes in a corporate voting matter.  J. Scott Sitra, our President and Chief Executive Officer, is concurrently the President and Chief Executive Officer at Taurus.

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

On November 13, 2014, Taurus tendered 150,000,000 shares of its holdings of Blue Water common stock in exchange for 150,000 newly issued shares of Blue Water Series A Preferred Stock.  Blue Water subsequently cancelled the shares of common stock tendered in this stock exchange.

As of April 6, 2015, and because of their positions and involvement in our business organization and development, the following table summarizes our current promoters as defined by Rule 405 of Regulation C and the nature and amount of their compensation:

Promoter Name	Nature of Compensation	Aggregate Valuation ($)

J. Scott Sitra, President, CEO and Chairman	None (1)	$-0- (1)
Michael Hume, Vice President	6,000,000 shares of restricted common stock (2)	$ -0- (2)
Taurus Financial Partners, LLC (3)	5,000,000 shares of restricted common stock	$50,000

(1)

J. Scott Sitra has not received any compensation for his services to Blue Water, nor are there any plans to provide him with compensation, cash or otherwise, during the fiscal year ending December 31, 2015.  As of April 6, 2015, Mr. Sitra directly owned 4,000,000 shares of our common stock.

(2)

Issued as Founder’s Shares, which are recorded with a net valuation of $-0-.

(3)

J. Scott Sitra, our President and Chief Executive Officer, is concurrently the President and Chief Executive Officer of Taurus.  As of April 6, 2015, Taurus owned 16,000,000 shares of our common stock and 150,000 shares of our Series A Preferred Stock.

As of April 6, 2015, we had no agreements in place to provide additional compensation to any of the above promoters.

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

For the Fiscal Year Ended
	December 31, 2014	December 31, 2013

Audit Fees	$8,000	$7,750
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

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

(3)

Exhibits

Exhibit Number	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to registration statement on Form S-1 (File No. 333-174557) filed on May 27, 2011
3.2	Bylaws	Incorporated by reference to registration statement on Form S-1 (File No. 333-174557) filed on May 27, 2011
3.3	Amendment to Articles of Incorporation dated June 13, 2013	Incorporated by reference to current report on Form 8-K filed on July 11, 2013
3.4	Certificate of Change dated September 9, 2013	Incorporated by reference to current report on Form 8-K filed on September 23, 2013
3.5	Certificate of Designation for Series A Preferred Stock dated November 13, 2014	Incorporated by reference to current report on Form 8-K filed on November 13, 2014
4.1	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated September 16, 2013	Incorporated by reference to current report on Form 8-K filed on September 19, 2013
4.2	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated November 8, 2013	Incorporated by reference to current report on Form 8-K filed on November 14, 2013
4.3	Convertible Promissory Note between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated December 23, 2013	Incorporated by reference to current report on Form 8-K filed on January 8, 2014
4.4	Convertible Promissory Note and Amendment between Blue Water Global Group, Inc. and JMJ Financial dated January 29, 2014	Incorporated by reference to current report on Form 8-K filed on February 5, 2014
4.5	Convertible Promissory Note between Blue Water Global Group, Inc. and Annika Prim dated March 27, 2014	Incorporated by reference to current report on Form 8-K filed on March 31, 2014
4.6	Convertible Promissory Note between Blue Water Global Group, Inc. and Adar Bays, LLC dated May 19, 2014	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.7	Convertible Promissory Note between Blue Water Global Group, Inc. and Adar Bays, LLC dated May 19, 2014 (Back End Note)	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.8	Form of Collateralized Secured Promissory Note dated May 19, 2014 between Blue Water Global Group, Inc. and Adar Bays, LLC	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.9	Convertible Promissory Note between Blue Water Global Group, Inc. and LG Capital, LLC dated May 19, 2014	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.10	Convertible Promissory Note between Blue Water Global Group, Inc. and LG Capital, LLC dated May 19, 2014 (Back End Note)	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.11	Form of Collateralized Secured Promissory Note dated May 19, 2014 between Blue Water Global Group, Inc. and LG Capital, LLC	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
4.12	Convertible Promissory Note and Amendment between Blue Water Global Group, Inc. and JMJ Financial dated August 13, 2014	Incorporate by reference to current report on Form 8-K filed on August 15, 2014
4.13	Convertible Promissory Note between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated August 26, 2014	Incorporated by reference to current report on Form 8-K filed on September 3, 2014
4.14	Convertible Promissory Note between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated October 1, 2014	Incorporated by reference to current report on Form 8-K filed on October 3, 2014
4.15	Convertible Promissory Note between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated November 13, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.16	Convertible Promissory Note between Blue Water Global Group, Inc. and Tangiers Investment Group, LLC dated November 13, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.17	Convertible Promissory Note between Blue Water Global Group, Inc. and Cardinal Group, Inc. dated November 14, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.18	Convertible Promissory Note between Blue Water Global Group, Inc. and JSJ Investments, Inc. dated November 19, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.19	Convertible Promissory Note between Blue Water Global Group, Inc. and Auctus Private Equity Fund, LLC dated November 19, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.20	Convertible Promissory Note between Blue Water Global Group, Inc. and Macallan Partners, LLC dated November 19, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
4.21	Convertible Promissory Note between Blue Water Global Group, Inc. and Adar Bays, LLC dated December 22, 2014	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.22	Convertible Promissory Note between Blue Water Global Group, Inc. and Adar Bays, LLC dated December, 2014 (Back End Note)	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.23	Form of Collateralized Secured Promissory Note dated December, 2014 between Blue Water Global Group, Inc. and Adar Bays, LLC	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.24	Convertible Promissory Note between Blue Water Global Group, Inc. and LG Capital, LLC dated December 22, 2014	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.25	Convertible Promissory Note between Blue Water Global Group, Inc. and LG Capital, LLC dated December 22, 2014 (Back End Note)	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.26	Form of Collateralized Secured Promissory Note dated December 22, 2014 between Blue Water Global Group, Inc. and LG Capital, LLC	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.27	Convertible Note between Blue Water Global Group, Inc. and Black Mountain Equities, LLC dated December 22, 2014	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
4.28	Convertible Promissory Note between Blue Water Global Group, Inc. and Union Capital, LLC dated January 26, 2015	Incorporated by reference to current report on Form 8-K filed on January 29, 2015
4.29	Convertible Promissory Note between Blue Water Global Group, Inc. and Union Capital, LLC dated January 26, 2015 (Back End Note)	Incorporated by reference to current report on Form 8-K filed on January 29, 2015
4.30	Form of Collateralized Secured Promissory Note dated January 26, 2015 between Blue Water Global Group, Inc. and January 26, LLC	Incorporated by reference to current report on Form 8-K filed on January 29, 2015
4.31	Convertible Promissory Note between Blue Water Global Group, Inc. and JSJ Investments, Inc. dated January 27, 2015	Incorporated by reference to current report on Form 8-K filed on January 29, 2015
4.32	Convertible Promissory Note between Blue Water Global Group, Inc. and Blue Citi, LLC dated February 9, 2015	Incorporated by reference to current report on Form 8-K filed on February 23, 2015
4.33	Convertible Promissory Note between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated February 17, 2015	Incorporated by reference to current report on Form 8-K filed on February 23, 2015
10.1	Share Exchange Agreement with Island Radio, Inc. dated March 29, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.2	Service Agreement with Taurus Financial Partners, LLC dated March 3, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.3	Service Agreement with Arctic Eyes, LLC dated March 3, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-174557) filed on July 7, 2011
10.5	First Amendment to Service Agreement with Taurus Financial Partners, LLC dated August 4, 2011	Incorporated by reference to registration statement on Form S-1 (Amendment No. 3, File No. 333-174557) filed on August 5, 2011
10.6	Consulting Agreement with Long Yard Restaurants dated August 1, 2012	Incorporated by reference to registration statement on Form S-1 (Amendment No. 1, File No. 333-186571) filed on March 18, 2013
10.7	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated September 16, 2013	Incorporated by reference to current report on Form 8-K filed on September 19, 2013
10.8	Investment Agreement between Blue Water Global Group, Inc. and Dutchess Opportunity Fund II, LP dated September 16, 2013	Incorporated by reference to registration statement on Form S-1 (File No. 333-191654) filed on October 10, 2013
10.9	Registration Rights Agreement between Blue Water Global Group, Inc. and Dutchess Opportunity Fund II, LP dated September 16, 2013	Incorporated by reference to registration statement on Form S-1 (File No. 333-191654) filed on October 10, 2013
10.10	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated November 8, 2013	Incorporated by reference to current report on Form 8-K filed on November 14, 2013
10.11	Consulting Agreement between Blue Water Global Group, Inc. and Stream Flow Media, Inc. dated December 2, 2013	Incorporated by reference to current report on Form 8-K filed on December 4, 2013
10.12	Securities Purchase Agreement between Blue Water Global Group, Inc. and Asher Enterprises, Inc. dated December 23, 2013	Incorporated by reference to current report on Form 8-K filed on January 8, 2014
10.13	Share Lock-Up Agreement dated March 21, 2014 between Blue Water Global Group, Inc. and Taurus Financial Partners, LLC	Incorporated by reference to current report on Form 8-K filed on March 24, 2014
10.14	Securities Purchase Agreement between Blue Water Global Group, Inc. and Adar Bays, LLC dated May 19, 2014	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
10.15	Securities Purchase Agreement between Blue Water Global Group, Inc. and LG Capital, LLC dated May 19, 2014	Incorporate by reference to current report on Form 8-K filed on May 23, 2014
10.16	Securities Purchase Agreement between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated August 26, 2014	Incorporated by reference to current report on Form 8-K filed on September 3, 2014
10.17	Consulting Agreement between Blue Water Global Group, Inc. and Next Level Hockey, LLC dated September 5, 2014	Incorporated by reference to current report on Form 8-K filed on September 8, 2014
10.17	Securities Purchase Agreement between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated October 1, 2014	Incorporated by reference to current report on Form 8-K filed on October 3, 2014
10.18	Securities Purchase Agreement between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated November 13, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
10.19	Note Purchase Agreement between Blue Water Global Group, Inc. and Tangiers Investment Group, LLC dated November 13, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
10.20	Securities Purchase Agreement between Blue Water Global Group, Inc. and Auctus Private Equity Fund, LLC dated November 19, 2014	Incorporated by reference to current report on Form 8-K filed on November 20, 2014
10.21	Placement Agent Agreement between Blue Water Global Group, Inc. and ACAP Financial, Inc. dated November 17, 2014	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-200306) filed on December 15, 2014
10.22	Securities Purchase Agreement between Blue Water Global Group, Inc. and Adar Bays, LLC dated December 22, 2014	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
10.23	Securities Purchase Agreement between Blue Water Global Group, Inc. and LG Capital, LLC dated December 22, 2014	Incorporated by reference to current report on Form 8-K filed on December 23, 2014
10.24	Securities Purchase Agreement between Blue Water Global Group, Inc. and Union Capital, LLC dated January 26, 2015	Incorporated by reference to current report on Form 8-K filed on January 29, 2015
10.25	Securities Purchase Agreement between Blue Water Global Group, Inc. and Blue Citi, LLC dated February 23, 2015	Incorporated by reference to current report on Form 8-K filed on February 23, 2015
10.26	Securities Purchase Agreement between Blue Water Global Group, Inc. and KBM Worldwide, Inc. dated February 17, 2015	Incorporated by reference to current report on Form 8-K filed on February 23, 2015
31.1	Section 302 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Section 906 Certification under Sarbanes Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of April, 2015.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Principal Executive Officer, Secretary, Treasurer,

Principal Financial Officer, Principal Accounting Officer and

Sole Director