Form 10-Q
period 2015-03-31
Blue Water Global Group, Inc.
filed 2015-05-15
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of May 14, 2015, was 120,939,547.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	3/31/15	12/31/14
Current assets:
Cash and equivalents	$115,218	$192,556
Accounts receivable, net	3,532	-
Vendor deposits	-	28,422
Inventory	103,159	42,484
	221,909	263,462

Property and equipment, net	45,324	-

Other assets:
Available for sale securities	$200,000	$200,000
Deposits, long-term	2,400	2,400
	202,400	202,400

Total assets:	$469,633	$465,862

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$1,641	$8,211
Accounts payable, related party	512,590	494,718
Convertible notes payable, net of unamortized debt discounts of $650,063 and $527,389, respectively	240,687	106,361
Accrued interest	16,607	6,986
Derivative liability	2,429,538	1,424,011
Total current liabilities	3,201,064	2,040,287

Total liabilities	$3,201,063	$2,040,287

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A Preferred Stock, $0.001 par value, 1,000,000 shares designated, 150,000 and 150,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	150	150
Common stock, $0.001 par value, 700,000,000 shares authorized; 120,939,565 and 126,206,213 shares issued and outstanding as of March 31, 2015 and December 31, 2014	120,940	126,206
Additional paid-in capital	4,234,503	2,844,076
Accumulated deficit	(7,087,023)	(4,544,857)

Total stockholders’ (deficit)	$(2,731,430)	$(1,574,425)

Total liabilities and stockholders’ (deficit)	$469,633	$465,862

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014

Revenues, net	$4,464	$-

Cost of revenues	1,729	-

Gross profit	2,735	-

Operating expenses:
General and administrative	475,357	5,595
Accounting fees	9,500	3,000
Advertising and marketing	24,451	7,218
Consulting fees	300,182	178,250
Legal fees	33,170	22,900
Investor relations	15,000	-
Transfer agent fees	2,220	1,082
Total operating expenses	859,880	218,045

(Loss) from operations	(857,146)	(218,045)

Other income (expense):
Interest expense	(420,775)	(35,252)
Loss on change in fair value of derivative liability	(1,264,246)	-
Total other income (expense)	(1,685,021)	(35,252)

Provision for income taxes	-	-

Net (loss)	$(2,542,166)	$(253,297)

Loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	120,288,453	184,145,991

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2014	-	-	229,331,250	229,331	486,852	(964,264)	(248,081)
Issuance of common stock for cash	-	-	3,874,963	3,875	36,928	-	40,803
Issuance of common shares for conversion of debt	-	-	33,000,000	33,000	171,000	-	204,000
Issuance of common shares for services	-	-	10,000,000	10,000	91,000	-	101,000
Issuance of Series A preferred stock in exchange for common shares	150,000	150	(150,000,000)	(150,000)	149,850	-	-
Discount on convertible notes with beneficial conversion feature (BCF)	-	-	-	-	312,500	-	312,500
Reclassify fair value of derivative to equity upon payoff of convertible notes	-	-	-	-	1,407,383	-	1,407,383
Gain on equity investments, net of associated costs	-	-	-	-	188,563	-	188,563
Net loss	-	-	-	-	-	(3,580,593)	(3,580,593)
Balance, December 31, 2014	150,000	$ 150	126,206,213	$ 126,206	$ 2,844,076	$ (4,544,857)	$ (1,574,425)
Return and cancellation of previously issued shares of common stock	-	-	(12,500,000)	(12,500)	12,500	-	-
Issuance of common stock for compensation	-	-	3,900,000	3,900	424,710	-	428,610
Issuance of common stock for services	-	-	3,333,334	3,334	270,000	-	273,334
Reclassify fair value of derivative to equity upon payoff of convertible notes	-	-	-	-	686,719	-	686,719
Associated costs of equity investments	-	-	-	-	(3,502)	-	(3,502)
Net loss	-	-	-	-	-	(2,542,166)	(2,542,167)
Balance, March 31, 2014	150,000	$ 150	120,939,547	$ 120,940	$ 4,234,503	$ (7,087,023)	$ (2,731,430)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(2,542,166)	$(253,297)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	97	-
Amortization of discount on convertible debt	330,326	32,678
Change in fair market value of derivative liability	1,264,246	-
Common stock issued in connection with services provided by consultants	701,944	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,532)	-
Increase in inventory	(32,253)	-
Increase in vendor deposits	-	-
Increase in security deposits	-	-
Increase (decrease) in accounts payable	(6,570)	177,908
Increase in accounts payable, related party	17,872	(70,499)
Increase in accrued interest	9,622	2,574

Net cash used in by operating activities	(260,415)	(110,636)

Cash flows from investing activities:
Purchase of property and equipment	$(45,421)	-
Payments related to available for sale securities	(3,502)	$-

Net cash used in by financing activities	(48,923)	-

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$428,000	$162,500
Net proceeds from sale of common stock	-	40,803
Repayments of convertible promissory notes	(196,000)	-

Net cash provided by financing activities	232,000	203,303

Net increase (decrease) in cash	(77,338)	92,667

Cash – beginning of period	192,556	7,357

Cash – end of period	$115,218	$100,024

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended December 31,
	2015	2014
Non-cash investing and financing operating activities:
Beneficial Conversion Feature (BCF) of convertible notes	$-	$162,000
Settlement of derivative	686,719	-
Derivative liabilities	428,000	-
Cancellation of shares	12,500	-
	$-	162,500

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-
	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is an emerging growth company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra-Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 13, 2015.

Basis of presentation

The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra-Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”). The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at March 31, 2015 and requires additional financing to fund future operations. Further, there is no assurance that approval of the Company’s products will be received and that the Company will be able to generate cash flow to fund operations from its commercial products.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue on four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Revenue is generally recognized upon shipment.

Revenue recognized during the three months ended March 31, 2015 related to sales of its of distilled spirits, which includes its flagship Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum product.

Inventory/cost of sales

The Company maintains an inventory, which consists primarily of distilled spirits, manufactured and packaged by outside vendors, including component parts such as packaging and delivery to the Company’s warehouse.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of March 31, 2015, the Company’s inventory, comprised of distilled spirits, available for sale was $103,159.  During the three months ended March 31, 2015, the cost of delivered products sold in the current period was $1,729.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of March 31, 2015 and December 31, 2014, the Company had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. During the three months ended March 31, 2015, the Company recorded associated costs of the investment of $3,502 as a charge to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$115,218	$115,218	$-	$-
Accounts receivable	3,532	3,532	-	-
Inventory	103,159	103,159	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$424,309	$424,309	$-	$-

Liabilities
Accounts payable	$1,641	$1,641	$-	$-
Accounts payable, related party	512,590	-	512,590	-
Convertible notes payable, net of unamortized debt discount of $650,063	240,687	-	-	240,687
Accrued interest	16,608	16,608	-	-
Derivative liability	2,429,538	-	-	2,429,538
Total liabilities measured at fair value	$3,201,064	$18,249	$512,590	$2,670,225

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	2,058,072
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the three months ended March 31, 2015 and 2014.

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

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – Going Concern

The Company’s independent registered public accounting firm has issued a going concern opinion in their audit report dated April 13, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015.  This means that the Company’s auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  The Company does not anticipate generating significant revenues until it is able to open its first restaurant presently under development in St. Maarten, Dutch West Indies and have its line of premium rums widely accepted by consumers.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of March 31, 2015, the Company had an accumulated net loss of ($7,087,023).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Convertible Promissory Notes

Convertible notes payable are comprised of the following:

	March 31, 2015	December 31, 2014
Convertible promissory notes, due May 28, 2015, net of unamortized debt discount of $28,524	$-	$24,476
Convertible promissory note, due July 3, 2015, net of unamortized debt discount of $25,440	-	17,560
Convertible promissory note, due August 17, 2015, net of unamortized debt discount of $31,423 and $51,768, respectively	33,577	13,232
Convertible promissory note, due August 19, 2015, net of unamortized debt discount of $29,052 and $47,596, respectively	27,198	8,654
Convertible promissory note, due May 19, 2015, net of unamortized debt discount of $76,796	-	23,204
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $36,438 and $48,767, respectively	13,562	1,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $72,877 and $97,534, respectively	27,123	2,466
Convertible promissory note, due November 14, 2015, net of unamortized debt discount of $23,086 and $31,457, respectively	10,414	2,043
Convertible promissory note, due December 1, 2015, net of unamortized debt discount of $32,493 and $44,430, respectively	17,507	5,570
Convertible promissory note, due November 13, 2015, net of unamortized debt discount of $34,206 and $47,767, respectively	20,794	7,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $20,406 and $27,310, respectively	7,594	690
Convertible promissory note, due July 27, 2015, net of unamortized debt discount of $65,193	34,807	-
Convertible promissory note, due January 26, 2016, net of unamortized debt discount of $41,233	8,767	-
Convertible promissory note, due November 17, 2016, net of unamortized debt discount of 66,846	12,154	-
Convertible promissory note, due February 20, 2016, net of unamortized debt discount of $103,605	12,395	-
Convertible promissory note, due February 9, 2016, net of unamortized debt discount of $93,205	14,795
Total	240,687	106,361
Less current portion	(240,687)	(106,361)
Long term portion	$–	$-

2015 Notes:

JSJ Investments, Inc. Note

On January 27, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“JSJ Note”) in the principal amount $100,000, net proceeds of $95,000 after taking into consideration an Original Issue Discount (“OID”) of $5,000.  The JSJ Note matures on July 27, 2015.  The JSJ Note is convertible at 50% of the lowest trading stock price of Blue Water’s common stock during the thirty trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the JSJ Note, the Company determined the aggregate fair value of $598,055 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock of $0.107 per share.

The determined fair value of the embedded derivative of $598,055 was charged as a debt discount up to the net proceeds of the note with the remainder, $505,055, charged to current period operations as non-cash loss on change in derivative liability.

At March 31, 2015, the Company marked to market the fair value of the derivatives of the JSJ Note discussed above and determined a fair value of $684,254. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.32 years, and (5) estimated fair value of the Company’s common stock of $0.082 per share.

The Company recorded a loss on change in derivative liability of $86,199 for the three months ended March 31, 2015.

As of March 31, 2015, the outstanding balance due on the JSJ Note was $100,000.  During the three months ended March 31, 2015, this note incurred $34,807 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of March 31, 2015, the remaining unamortized debt discount was $65,193.

Union Capital, LLC note

On January 26, 2015,  the Company entered into an agreement for the sale of a Convertible Promissory Note (“Union”) in the principal amount $50,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Union Capital LLC. (“Union”) and Blue Water.  The Union note closed on January 26, 2015 and matures on January 26, 2015 and is convertible at 55% of the average of the lowest closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date after 180 days.

At the inception of the Union note, the Company determined the aggregate fair value of $389,282 of embedded derivatives. The fair value of the embedded derivatives was determined using the Black Scholes Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 277% , (3) weighted average risk-free interest rate of 0.18%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.09 per share.

The determined fair value of the embedded derivative of $389,282 was charged as a debt discount up to the net proceeds of the note with the remainder, $339,282, charged to current period operations as non-cash loss on change in derivative liability.

At March 31, 2015, the Company marked to market the fair value of the derivatives of the Union note discussed above and determined a fair value of $98,598. The fair value of the embedded derivatives was determined using Black Scholes model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 270.11%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.82 years, and (5) estimated fair value of the Company’s common stock of $0.082 per share.

The Company recorded a gain on change in derivative liability of $290,684 for the three months ended March 31, 2015.

As of March 31, 2015, the outstanding balance due on the Union note was $50,000.  During the three months ended March 31, 2015, this note incurred $8,767 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of March 31, 2015, the remaining unamortized debt discount was $41,233.

KBM Worldwide Note

On February 17, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“KBM”) in the principal amount $79,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note 1 matures on November 17, 2015.  The KBM Note is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the KBM Note, the Company determined the aggregate fair value of $110,668 of embedded derivatives. The fair value of the embedded derivatives was determined using the Bionomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.129 per share.

The determined fair value of the embedded derivative of $110,668 was charged as a debt discount up to the net proceeds of the note with the remainder, $31,668, charged to current period operations as non-cash loss on change in derivative liability.

At March 31, 2015, the Company marked to market the fair value of the derivatives of the KBM Note discussed above and determined a fair value of $137,009. The fair value of the embedded derivatives was determined using Binomial Option Pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.1085 per share.

The Company recorded a gain on change in derivative liability of $211 for the three months ended March 31, 2015.

As of March 31, 2015, the outstanding balance due on the KBM note was $79,000.  During the three months ended March 31, 2015,  this note incurred $12,154 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of March 31, 2015, the remaining unamortized debt discount was $66,846.

JDF Capital, Inc. Note

On February 20, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“JDF Note”) in the principal amount $116,000, net proceeds of $106,000 after taking into consideration an Original Issue Discount (“OID”) of $10,000.  The JDF Note matures on February 20, 2016.  The JDF Note is convertible at 40% of the lowest trading stock price of Blue Water’s common stock during the twenty five trading day period prior to the conversion date 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the JDF Note, the Company determined the aggregate fair value of $353,080 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.11 per share.

The determined fair value of the embedded derivative of $353,080 was charged as a debt discount up to the net proceeds of the note with the remainder, $30,412, charged to current period operations as non-cash loss on change in derivative liability.

At March 31, 2015, the Company marked to market the fair value of the derivatives of the JDF Note discussed above and determined a fair value of $249,787. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.89 years, and (5) estimated fair value of the Company’s common stock of $0.082 per share.

The Company recorded a loss on change in derivative liability of $7,375 for the three months ended March 31, 2015.

As of March 31, 2015, the outstanding balance due on the JDF Note was $116,000.  During the three months ended March 31, 2015, this note incurred $12,395 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of March 31, 2015, the remaining unamortized debt discount was $103,605.

Blue Citi, LLC. Note

On February 9, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Blue Note”) in the principal amount $108,000, net proceeds of $106,000 after taking into consideration an Original Issue Discount (“OID”) of $6,000.  The JDF Note matures on February 9, 2016.  The Blue Note is convertible at 60% of the lowest daily closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Blue Note, the Company determined the aggregate fair value of 289,664 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.096 per share.

The determined fair value of the embedded derivative of $289,664 was charged as a debt discount up to the net proceeds of the note with the remainder, $189,664, charged to current period operations as non-cash loss on change in derivative liability.

At March 31, 2015, the Company marked to market the fair value of the derivatives of the Blue note discussed above and determined a fair value of $268,870. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.87 years, and (5) estimated fair value of the Company’s common stock of $0.082 per share.

The Company recorded a gain on change in derivative liability of $20,794 for the three months ended March 31, 2015.

As of March 31, 2015, the outstanding balance due on the JDF Note was $106,000.  During the three months ended March 31, 2015, this note incurred $14,795 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of March 31, 2015, the remaining unamortized debt discount was $93,205.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company has authorized 5,000,000 shares of preferred stock, $0.001 par value.  The Company’s Board of Directors is authorized, without further action by the shareholders, to issue shares of preferred stock and to fix the designations, number, rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms.

As of March 31, 2015 the Company had designated up to 1,000,000 shares of the authorized preferred stock as the Series A preferred stock, $0.001 per share.  As of March 31, 2015 and December 31, 2014, the Company has 150,000 shares of Series A preferred stock issued and outstanding.

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $0.001 per share. As of March 31, 2015 and December 31, 2014, the Company has 120,939,565 and 126,206,213, respectively, shares of common stock issued and outstanding.

During the three months ended March 31, 2015, 12,500,000 previously issued shares of the Company’s common stock were returned and canceled.  The returned shares were recorded at $-0- value.

During the three months ended March 31, 2015, the Company issued an aggregate of 3,900,000 shares of its common stock for board compensation at a fair value of $428,610 based on the closing stock price at date of grant.

During the three months ended March 31, 215, the Company issued 3,333,334 shares of its common stock for services rendered at a fair value of $273,334 based on the closing stock price at date of grant.

NOTE 5 – INVESTMENTS

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015 and December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity securities (1)	$-	$200,000	$-	$200,000

Total	$-	$200,000	$-	$200,000

(1)

The Company’s long-term AFS securities consisted of 20,000,000 shares of Stream Flow Media, Inc. which were valued at $200,000 and a net 15% interest in Next Level Hockey, LLC which was valued at $-0-.

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

NOTE 6 – STRATEGIC ALLIANCE AGREEMENT WITH TAURUS FINANCIAL PARTNERS, LLC

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

During the three months ended March 31, 2015, the Company had accumulated $3,502 in costs related to the Stream Flow shares, recorded to additional paid in capital.  At March 31, 2015 and December 31, 2014, the Company recorded the investment at fair value relating to its stock holdings based on expected market listing. Accordingly, the Company carried the Stream Flow shares at $200,000 valuation on the balance sheet as of March 31, 2015 and December 31, 2014.

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

NOTE 7 – SUBSIDIARIES

As of March 31, 2015, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands
BWG Investments & Development, Ltd. (3)	British Virgin Islands

(1)

As of March 31, 2015, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of March 31, 2015, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

(3)

As of March 31, 2015, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2015, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, a significant portion of the Company’s expenses have been paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of March 31, 2015 and December 31, 2014, the Company’s accounts payable to Taurus aggregated $512,590 and $494,718, respectively.

As of March 31, 2015 and December 31, 2014, Taurus owned 16,000,000 shares of the Company’s issued and outstanding common stock and 150,000 shares of the Company’s issued and outstanding preferred stock, which represented 12.7% and 100% of each class of securities, respectively.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares.

NOTE 9 – SUBSEQUENT EVENTS

Designation of Series B Preferred Stock

On April 13, 2015 our Board of Directors authorized a class of preferred stock consisting of up to 1,300,000 shares and designated it Series B Preferred Stock.  The Series B Preferred Stock has the following terms and rights:

Rank:  The Series B Preferred Stock shall rank superior to Blue Water’s common stock.  Other classes of preferred stock shall rank superior to the Series B Preferred Stock.

Dividends.  The Series B Preferred Stock is eligible for all legal dividends as may be approved by Blue Water’s Board of Directors.  In the event a dividend is declared across multiple classes of stock, the amount of any dividend to be received by holders of the Series B Preferred Stock shall be calculated on a fully-diluted, pro-rata basis with the other classes of stock participating in said dividend.

Voting Rights.  Holders of the Series B Preferred Stock shall have no voting rights.

Conversion.   The Series B Preferred Stock may not be converted into any other class or classes of stock.

Redemption by Corporation. Blue Water has no redemption rights over the Series B Preferred Stock.

One-Time Special Stock Dividend

Blue Water’s Board of Directors has approved a special one-time stock dividend of one (1) share of Series B Preferred Stock for every one-hundred (100) shares of common stock held.  Fractional amounts will be rounded to the nearest whole number.

The tentative record and payable dates for this one-time special dividend are May 8, 2015 and May 15, 2015, respectively, pending final approval by FINRA.

Issuance of Convertible Notes

On May 8, 2015, the Company concluded a coordinated round of bridge financing involving eight investors that netted Blue Water $580,000 in bridge financing.  Blue Water intends to use the proceeds for:

•

Construction expenses related to its St. Maarten, Dutch West Indies Blue Water Bar & Grill™;

•

General working capital; and

•

To redeem certain outstanding convertible promissory notes.

The table below summarizes each investor and the amount of financing received in this round of bridge financing.  A more comprehensive disclosure relating to this round of financing is hereby incorporated by reference to the Form 8-K filed with the SEC on May 11, 2015.

Name of Investor	Face Amount of Note

Blue Citi, LLC	$108,000
Black Mountain Equities (Tranche #2 on December 22, 2014 Note)	50,000
Auctus Private Equity Fund, LLC	56,250
Macallan Partners, LLC	80,000
JSJ Investments, Inc.	100,000
Cardinal Capital Group, Inc.	55,000
JMJ Financial	150,000
Vis Virus, Inc.	79,000

Redemption of Outstanding Convertible Notes

As of May 11, 2015, the Company repaid and eliminated six outstanding convertible notes.  A more comprehensive disclosure relating to these note redemptions is hereby incorporated by reference to the Form 8-K filed with the SEC on May 12, 2015.  The table below summarizes each of the convertible notes the Company has repaid since March 31, 2015:

Name of Investor	Origination Date of Note

KBM Worldwide, Inc.	November 13, 2014
Tangier’s Investment Group, LLC	November 13, 2014
Cardinal Capital Group, Inc.	November 14, 2014
Black Mountain Equities (Tranche #1)	December 22, 2014
Auctus Private Equity Fund, LLC	November 19, 2014
Macallan Partners	November 19, 2014

No other material events or transactions have occurred during this subsequent event reporting period which required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 13, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate generating significant revenues until we are able to open our first restaurant and have our distilled spirits widely accepted by consumers.  Accordingly, we must raise additional cash from sources other than operations.

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

Blue Water Caribbean Gold™ Premium Rum is 35% alcohol/volume (70 proof).

Award Winning

Blue Water participated in the Miami Rum Renaissance Trade Expo (www.rumrenaissance.com) and associated blind tasting competition in April 2015 – the first ever rum competition for Blue Water’s premium rums – and was awarded the RumXP Gold Medal for its Blue Water Caribbean Gold™ Premium Rum.

RumXP Tasting Competition 2015

Gold Award

RumXP
the international rum expert panel

product: ***Blue Water "Caribbean Gold" Premium***

category: ***Spiced Rum***

INTERNATIONAL RUM EXPERT PANEL
2015
RumXP
Gold
MIAMI RUM FESTIVAL

THIS IS TO CERTIFY
the RumXP Gold was awarded to this spirit in a blind tasting competition held in strict accordance with RumXP standards at the Miami Rum Renaissance Festival 2015

Robert A. Burr
RumXP Judging Chairman

MIAMI
RUM
FESTIVAL
2015

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

During the three months ended March 31, 2015, Blue Water had accumulated $3,502 in costs related to the Stream Flow shares, recorded to additional paid in capital.  At March 31, 2015 and December 31, 2014, Blue Water recorded the investment at fair value relating to its stock holdings based on expected market listing. Accordingly, Blue Water carried the Stream Flow shares at $200,000 valuation on the balance sheet as of March 31, 2015 and December 31, 2014.

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

•

The Next Level transaction will essentially mirror Blue Water’s December 2013 investment in Stream Flow Media, Inc.

•

Blue Water will own a net 15% equity interest in Next Level when it goes public on the OTCBB

As of March 31, 2015 Next Level’s management was still in the process of compiling the documentation necessary for preparing their initial SEC Registration Statement on Form S-1.

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

Proposed 2015 Milestones

Second Quarter Ending June 30, 2015

o

Expand rum distribution to St. Barth’s, French West Indies and Anguilla, British West Indies

o

Begin scouting for a suitable Blue Water Bar & Grill™ location in Aruba, Dutch West Indies

o

Expand brand awareness of the line of premium rums

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

Obtain FINRA approval for one-time stock dividend of 5,000,000 shares of Stream Flow’s common stock to Blue Water’s shareholders

Fourth Quarter Ending December 31, 2015

o

Launch third premium rum (an extra old Añejo)

o

Finalize architectural and engineering plans for Aruba Blue Water Bar & Grill™

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

As of March 31, 2015 no funds had been raised from the engagement with Madison Park Advisors.  A registered offering through an effective Registration Statement on Form S-1 had been approved by the SEC.  However, due to a low fixed offering price in relation to a sharp increase in Blue Water’s common stock as quoted on the OTC Bulletin Board during the three months ended March 31, 2015, Blue Water decided to cancel the registered offering that would require Blue Water to sell free-trading shares of its common stock at a substantial discount to market prices.

Blue Water continues to work with Madison Park advisors to secure new sources of financing on reasonable terms.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues.  We generated $4,464 in revenue during the three months ended March 31, 2015 compared to $-0- for the three months ended March 31, 2014.  This increase in revenue was the result of commencing sales of our initial line of premium rums comprised of the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum in St. Maarten in February 2015.  We anticipate revenues to continue increasing progressively throughout the remainder of the fiscal year ending December 31, 2015 as a result of the launching of these premium rums and the anticipated opening of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies which is presently under construction.

Gross Profit.  We generated a gross profit of $2,735 during the three months ended March 31, 2015 compared to a gross profit of $-0- for the same period a year ago.  As a percentage of revenues, gross profit was 61.3% during the three months ended March 31, 2015.

Operating Expenses.  Our total operating expenses for the three months ended March 31, 2015 were $859,880, which is a $640,835, or 293.9%, increase compared to operating expenses of $218,045 for the same period a year ago.  Our increase in operating expenses was primarily attributable to $701,943 in one-time non-cash stock issuance expenses comprised of $428,610 for long-term management incentives and $273,333 to outside consultants.

Other Income (Expenses).  During the three months ended March 31, 2015 we incurred ($1,685,021) in other (expenses) compared to ($35,252) for the same period a year ago, which represented a $1,649,769, or 46,799.3%, increase in other (expenses).  These other (expenses) were comprised of interest expenses and non-cash derivative accounting expenses relating to convertible promissory notes.

Net Income (Loss).  We had a net loss of ($2,542,167) for the three months ended March 31, 2015 compared to a net loss of ($253,297) for the same period a year ago, which represented a $2,288,870, or 903.6%, increase in net loss.  The increase in net loss was primarily attributable to $701,943 in one-time non-cash stock issuance expenses and $1,264,246 in non-cash derivative accounting expenses relating to convertible promissory notes.

Liquidity and Capital Resources

As of March 31, 2015, we had total assets of $469,633, which consisted of $115,218 in cash, $3,532 in accounts receivable, $103,159 in inventory, property and equipment valued at $45,324, available for sale securities valued at $200,000 (comprised 20,000,000 shares of Stream Flow Media, Inc. and a net 15% interest in Next Level Hockey, LLC, valued at $200,000 and $-0-, respectively), and security deposits of $2,400.

As of March 31, 2015, our total liabilities were $3,201,064, which consisted of $1,641 in accounts payable, $512,590 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $240,687 in convertible promissory notes (net of unamortized debt discounts of $650,063), $16,608 in accrued interest, and $2,429,538 in derivative liabilities. (It is important to note that as of May 14, 2015, Taurus owned 16,000,000 shares of Blue Water’s issued and outstanding common stock and 150,000 shares of Blue Water’s issued and outstanding preferred stock, which represented 13.2% and 100% of each class of securities, respectively.  It is also important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus.)

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($2,731,431) as of March 31, 2015.

We expect to incur continued losses through the fiscal year ending December 31, 2015, possibly even longer.  We estimate that we will need to generate at least $1.5 million in additional financing in order to meet our planned 2015 capital expenditures.  Further, in order to proceed with our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.  Madison Park Advisors has agreed to assist us with this financing, but until it is received we cannot guarantee or compel Madison Park Advisors to provide this financing in an expedient manner.

Convertible Notes

As of March 31, 2015 we had the following convertible notes payable:

	March 31, 2015	December 31, 2014
Convertible promissory notes, due May 28, 2015, net of unamortized debt discount of $28,524	$-	$24,476
Convertible promissory note, due July 3, 2015, net of unamortized debt discount of $25,440	-	17,560
Convertible promissory note, due August 17, 2015, net of unamortized debt discount of $31,423 and $51,768, respectively	33,577	13,232
Convertible promissory note, due August 19, 2015, net of unamortized debt discount of $29,052 and $47,596, respectively	27,198	8,654
Convertible promissory note, due May 19, 2015, net of unamortized debt discount of $76,796	-	23,204
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $36,438 and $48,767, respectively	13,562	1,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $72,877 and $97,534, respectively	27,123	2,466
Convertible promissory note, due November 14, 2015, net of unamortized debt discount of $23,086 and $31,457, respectively	10,414	2,043
Convertible promissory note, due December 1, 2015, net of unamortized debt discount of $32,493 and $44,430, respectively	17,507	5,570
Convertible promissory note, due November 13, 2015, net of unamortized debt discount of $34,206 and $47,767, respectively	20,794	7,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $20,406 and $27,310, respectively	7,594	690
Convertible promissory note, due July 27, 2015, net of unamortized debt discount of $65,193	34,807	-
Convertible promissory note, due January 26, 2016, net of unamortized debt discount of $41,233	8,767	-
Convertible promissory note, due November 17, 2016, net of unamortized debt discount of 66,846	12,154	-
Convertible promissory note, due February 20, 2016, net of unamortized debt discount of $103,605	12,395	-
Convertible promissory note, due February 9, 2016, net of unamortized debt discount of $93,205	14,795
Total	240,687	106,361
Less current portion	(240,687)	(106,361)
Long term portion	$–	$-

More detailed information about each of the above convertible notes can be found in the notes to the financial statements in this Quarterly Report and in the notes to the financial statements in our Annual Report filed with the SEC on April 13, 2015.

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

Going Concern Consideration

Our independent registered public accounting firm has issued a going concern opinion in their audit report dated April 13, 2015, which can be found in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 13, 2015.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Off-Balance Sheet Transactions

We do not engage in off-balance sheet transactions.

Contractual Obligations

The following table summarizes Blue Water’s contractual obligations as of March 31, 2015:

		Due Within
Description	Total	2015	2016

Convertible promissory notes	$887,850	$580,500	$307,350
Warehouse, St. Maarten (1)	28,645	14,245	14,400
Total	$916,495	$594,745	$321,750

(1)

On January 1, 2015, Blue Water entered into a two-year lease agreement for a warehouse in St. Maarten, Dutch West Indies.  Rent is fixed at $1,200 per month throughout the term of the lease.  The first month’s rent was pro-rated at $1,045.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three months ended March 31, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of March 31, 2015 and December 31, 2014, Blue Water had no cash equivalents.

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

Inventory/cost of sales

Blue Water maintains an inventory, which consists primarily of distilled spirits, manufactured and packaged by outside vendors, including component parts such as packaging and delivery to Blue Water’s warehouse.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of March 31, 2015, Blue Water’s inventory, comprised of distilled spirits, available for sale of $103,159.  During the three months ended March 31, 2015, the cost of delivered products sold in the current period was $1,729.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of March 31, 2015 and December 31, 2014, Blue Water had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. During the three months ended March 31, 2015, Blue Water recorded associated costs of the investment of $3,502 as a charge to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at March 31, 2015 Using:

Description	3/31/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$115,218	$115,218	$-	$-
Accounts receivable	3,532	3,532	-	-
Inventory	103,159	103,159	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$424,309	$424,309	$-	$-

Liabilities
Accounts payable	$1,641	$1,641	$-	$-
Accounts payable, related party	512,590	-	512,590	-
Convertible notes payable, net of unamortized debt discount of $650,063	240,687	-	-	240,687
Accrued interest	16,608	16,608	-	-
Derivative liability	2,429,538	-	-	2,429,538
Total liabilities measured at fair value	$3,201,064	$18,249	$512,590	$2,670,225

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	2,058,072
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Blue Water excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because Blue Water recorded a loss for the three months ended March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on Blue Water's financial position, results of operations or cash flows.

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

Based on management’s assessment, we have concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of March 31, 2015, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of May, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director