Form 10-Q
period 2015-06-30
Blue Water Global Group, Inc.
filed 2015-08-14
CIK 1516332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

           Wellsburg Street #7, Cole Bay, St. Maarten, Dutch West Indies

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

Yes ☐      No ☒

The number of shares outstanding of the Registrant's common stock, $0.001 par value, as of August 11, 2015, was 131,322,679.

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

PART I – FINANICAL INFORMATION

Item 1.  Financial Statements

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	June 30, 2015	December 31, 2014
Current assets:
Cash and equivalents	$130,373	$192,556
Accounts receivable, net	3,606	-
Vendor deposits	-	28,422
Inventory	102,531	42,484
	236,510	263,462

Property and equipment, net	286,915	-

Other assets:
Available for sale securities	$200,000	$200,000
Deposits, long-term	2,400	2,400
	202,400	202,400

Total assets:	$725,825	$465,862

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(continued)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$67,908	$8,211
Accounts payable, related party	527,607	494,718
Convertible notes payable, net of unamortized debt discounts of $823,607 and $527,389, respectively	445,644	106,361
Accrued interest	33,089	6,986
Derivative liability	2,345,240	1,424,011
Total current liabilities	3,419,488	2,040,287

Long-term debt:
Convertible notes payable, net of unamortized debt discounts of $121,427	17,406	-

Total liabilities	$3,436,894	$2,040,287

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
Series A Preferred Stock, $0.001 par value, 1,000,000 shares designated, 150,000 and 150,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	150	150
Series B Preferred Stock, $0.001 par value, 1,300,000 shares designated, 1,209,548 and -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	1,210	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 121,645,987 and 126,206,213 shares issued and outstanding as of June 30, 2015 and December 31, 2014	121,646	126,206
Additional paid-in capital	4,841,406	2,844,076
Accumulated deficit	(7,675,481)	(4,544,857)

Total stockholders’ (deficit)	$(2,711,069)	$(1,574,425)

Total liabilities and stockholders’ (deficit)	$725,825	$465,862

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Sales	$2,157	$-	$6,621	$-
Cost of sales	902	-	2,631	-
Gross profit	1,255	-	3,990	-

Expenses:
General and administrative	21,106	7,009	496,463	12,604
Accounting fees	18,500	4,000	28,000	7,000
Advertising and marketing	12,888	8,196	37,339	15,414
Consulting fees	51,900	37,250	352,082	215,500
Legal fees	13,165	24,388	46,335	47,288
Investor relations	-	10,000	15,000	10,000
Transfer agent	2,640	1,047	4,860	2,129
Total expenses	120,199	91,890	980,079	309,935

(Loss) from operations	(118,944)	(91,890)	(976,089)	(309,935)

Other income (expense)
Interest expense	(687,520)	(125,524)	(1,108,295)	(160,776)
Loss on extinguishment of debt	-	(22,624)	-	(22,624)
Gain (loss) on change in fair value of derivative liability	218,006	-	(1,046,240)	-
Total other income (expense)	(469,514)	(148,148)	(2,154,535)	(183,400)

Provision for income taxes	-	-	-	-

Net (loss)	$(588,458)	$(240,038)	$(3,130,624)	$(493,335)

(Loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	120,983,922	195,776,062	121,632,584	189,993,154

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

Six Months Ended June 30, 2015

(unaudited)

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	150,000	$ 150	-	$ -	126,206,213	$ 126,206	$ 2,844,076	$ (4,544,857)	$ (1,574,425)
Return and cancellation of previously issued shares of common stock	-	-	-	-	(12,500,000)	(12,500)	12,500	-	-
Issuance of common shares for compensation	-	-	-	-	3,900,000	3,900	424,710	-	428,610
Issuance of common shares for conversion of debt					706,422	706	37,491	-	38,197
Issuance of common shares for services	-	-	-	-	3,333,334	3,334	270,000	-	273,334
Issuance of Series B preferred stock as dividend to common stockholders	-	-	1,209,548	1,210	-	-	(1,210)	-	-
Reclassify fair value of derivative to equity upon payoff of convertible notes	-	-	-	-	-	-	1,286,363	-	1,286,363
Associated costs of equity investments	-	-	-	-	-	-	(32,524)	-	(32,524)
Net loss	-	-	-	-	-	-	-	(3,130,624)	(3,130,624)
Balance, June 30, 2015	150,000	$ 150	1,209,548	$ 1,210	121,645,969	$ 121,646	$ 4,841,406	$ (7,675,481)	$ (2,711,069)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(3,130,624)	$(493,335)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	244	-
Amortization of discount on convertible debt	850,487	154,041
Change in fair market value of derivative liability	1,046,240	-
Common stock issued in connection with services provided by consultants	701,944	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,606)	-
Increase in inventory	(31,625)	-
Increase (decrease) in accounts payable	59,698	195,297
Increase in accounts payable, related party	32,889	(15,001)
Increase in accrued interest	26,103	4,514

Net cash used in by operating activities	(448,250)	(154,484)

Cash flows from investing activities:
Purchase of property and equipment	$(287,159)	-
Payments related to available for sale securities	(32,524)	$-

Net cash used in by investing activities	(319,683)	-

Cash flows from financing activities:
Net proceeds from convertible promissory notes	$1,189,500	$175,000
Net proceeds from sale of common stock	-	40,803
Repayments of convertible promissory notes	(483,750)	-

Net cash provided by financing activities	705,750	215,803

Net increase (decrease) in cash	(62,183)	61,319

Cash – beginning of period	192,556	7,357

Cash – end of period	$130,373	$68,676

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Non-cash investing and financing operating activities:
Common stock issued in settlement of convertible notes	$17,000	$5,000
Beneficial Conversion Feature (BCF) of convertible notes	-	312,500
Preferred shares issued as a dividend	1,210	-
Settlement of derivative	1,286,362	-
Derivative liabilities	1,182,548	-
Cancellation of shares	12,500	-

Supplemental disclosure of cash flow information:
Interest	$-	$-
Income taxes	-	-
	$-	$-

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BLUE WATER GLOBAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

NOTE 1 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and organization

Blue Water Global Group, Inc. (“Company” or “Blue Water”) is an emerging growth company that was incorporated under the laws of the State of Nevada on March 3, 2011 under the name Blue Water Restaurant Group, Inc.  Blue Water amended its Articles of Incorporation on June 13, 2013 to change its name to Blue Water Global Group, Inc.  The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its Blue Water Ultra-Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”).

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 13, 2015.

Basis of presentation

The Company is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and is preparing to launch a line of premium rums which include its flagship rum Blue Water Ultra-Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum.  Additionally, the Company is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board (“OTCBB”). The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at June 30, 2015 and requires additional financing to fund future operations. Further, there is no assurance that approval of the Company’s products will be received and that the Company will be able to generate cash flow to fund operations from its commercial products.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

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

Revenue recognized during the three and six months ended June 30, 2015 related to sales of its of distilled spirits, which include its Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum product.

Inventory/cost of sales

The Company maintains an inventory, which consists primarily of distilled spirits, manufactured and packaged by outside vendors, including component parts such as packaging and delivery to the Company’s warehouse.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

As of June 30, 2015, the Company’s inventory, comprised of distilled spirits, available for sale was $102,531.  During the three and six months ended June 30, 2015, the cost of delivered products sold in the current period was $902 and $2,631, respectively.

Long-Term Investments

The Company accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of June 30, 2015 and December 31, 2014, the Company had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. During the three months ended June 30, 2015, the Company recorded associated costs of the investment of $32,524 as a charge to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$130,373	$130,373	$-	$-
Accounts receivable	3,606	3,606	-	-
Inventory	102,531	102,531	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$438,910	$438,910	$-	$-

Liabilities
Accounts payable	$67,908	$67,908	$-	$-
Accounts payable, related party	527,607	-	527,607	-
Convertible notes payable, net of unamortized debt discount of $945,034	463,050	-	-	463,050
Accrued interest	33,089	33,089	-	-
Derivative liability	2,345,240	-	-	2,345,240
Total liabilities measured at fair value	$3,436,894	$100,997	$527,607	$2,808,290

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	1,424,011
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because the Company recorded a loss for the three and six months ended June 30, 2015 and 2014.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United State of America, which contemplate continuation of the Company as a going concern.  The Company has not established a source of revenues sufficient to cover its operating costs, and as such, has incurred an operating loss since its inception.  Further, as of June 30, 2015, the Company had an accumulated net loss of ($7,675,481).  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – Convertible Promissory Notes

Convertible notes payable are comprised of the following:

	June 30, 2015	December 31, 2014
Convertible promissory notes, due May 28, 2015, net of unamortized debt discount of $28,524	$-	$24,476
Convertible promissory note, due July 3, 2015, net of unamortized debt discount of $25,440	-	17,560
Convertible promissory note, due August 17, 2015, net of unamortized debt discount of $51,768	-	13,232
Convertible promissory note, due August 19, 2015, net of unamortized debt discount of $47,596	-	8,654
Convertible promissory note, due May 19, 2015, net of unamortized debt discount of $76,796	-	23,204
	June 30, 2015	December 31, 2014

Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $21,575 and $48,767, respectively	23,425	1,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $42,192 and $97,534, respectively	45,808	2,466
Convertible promissory note, due November 14, 2015, net of unamortized debt discount of $31,457	-	2,043
Convertible promissory note, due December 1, 2015, net of unamortized debt discount of $44,430	-	5,570
Convertible promissory note, due November 13, 2015, net of unamortized debt discount of $47,767	-	7,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $27,310	-	690
Convertible promissory note, due July 27, 2015, net of unamortized debt discount of $14,917	85,083	-
Convertible promissory note, due January 26, 2016, net of unamortized debt discount of $28,767	21,233	-
Convertible promissory note, due November 17, 2015, net of unamortized debt discount of $40,513	38,487	-
Convertible promissory note, due February 20, 2016, net of unamortized debt discount of $74,685	41,315	-
Convertible promissory note, due February 9, 2016, net of unamortized debt discount of $66,279	14,721	-
Convertible promissory note, due April 17, 2016, net of unamortized debt discount of $39,891	10,109	-
Convertible promissory note, due April 16, 2016, net of unamortized debt discount of $41,742	10,758	-
Convertible promissory note, due April 27, 2016, net of unamortized debt discount of $46,208	$9,792	$-
Convertible promissory note, due November 1, 2015, net of unamortized debt discount of $67,391	32,609	-
Convertible promissory note, due April 29, 2017, net of unamortized debt discount of $50,793	4,707	-
Convertible promissory note, due November 5, 2015, net of unamortized debt discount of $54,180	25,820	-
Convertible promissory note, due February 8, 2016, net of unamortized debt discount of $45,448	10,802	-
Convertible promissory note, due February 6, 2016, net of unamortized debt discount of $63,029	15,971	-
Convertible promissory note, due May 6, 2017, net of unamortized debt discount of $70,634	12,699	-
Convertible promissory note, due November 12, 2015, net of unamortized debt discount of $73,369	26,631	-
Convertible promissory note, due June 8, 2016, net of unamortized debt discount of $52,634	3,366	-
Convertible promissory note, due March 18, 2016, net of unamortized debt discount of $50,786	2,714	-
Total	463,050	106,361
Less current portion	(445,644)	(106,361)
Long term portion	$17,406	$-

2015 Notes:

JSJ Investments, Inc. Notes

In 2015, the Company entered into agreements for the sale of a Convertible Promissory Notes (“JSJ Notes”) in the principal amount $300,000, net proceeds of $286,000 after taking into consideration an Original Issue Discount (“OID”) of $14,000.  The JSJ Note matures six months from the date of issuance with the last due on November 12, 2015.  The JSJ Notes is convertible at 50% of the lowest trading stock price of Blue Water’s common stock during the thirty trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the JSJ Note, the Company determined the aggregate fair value of $1,637,066 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.50 years, and (5) estimated fair value of the Company’s common stock from $0.073 to $0.107 per share.

The determined fair value of the embedded derivative of $1,637,066 was charged as a debt discount up to the net proceeds of the note with the remainder, $1,344,066, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the JSJ Notes discussed above and determined a fair value of $966,821. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.32 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $842,643 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the JSJ Notes was $300,000.  During the three and six months ended June 30, 2015, this note incurred $109,515 and $144,322 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $155,678.

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

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Union note discussed above and determined a fair value of $76,322. The fair value of the embedded derivatives was determined using Black Scholes model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.26%, (4) expected life of 0.57 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $312,960 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the Union note was $50,000.  During the three and six months ended June 30, 2015, this note incurred $12,466 and $21,233 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $28,767.

KBM Worldwide Note

On February 17, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“KBM”) in the principal amount $79,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between KBM Worldwide, Inc. (“KBM”), a New York corporation, and Blue Water.  The KBM Note  matures on November 17, 2015.  The KBM Note is convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

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

At June 30, 2015, the Company marked to market the fair value of the derivatives of the KBM Note discussed above and determined a fair value of $92,237. The fair value of the embedded derivatives was determined using Binomial Option Pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.38 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $18,431 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the KBM note was $79,000.  During the three and six months ended June 30, 2015,  this note incurred $26,333 and $38,487 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $40,513.

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

At June 30, 2015, the Company marked to market the fair value of the derivatives of the JDF Note discussed above and determined a fair value of $140,238. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.64 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $102,174 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the JDF Note was $116,000.  During the three and six months ended June 30, 2015, this note incurred $28,921 and $41,315 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $74,685.

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

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Blue note discussed above and determined a fair value of $268,870. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.61 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $135,107 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the JDF Note was $106,000.  During the three and six months ended June 30, 2015, this note incurred $26,926 and $41,721 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $66,279.

Adar Bays, LLC

On April 17, 2015, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, an accredited investor (“Adar Bays”), pursuant to which we issued Adar Bays two convertible notes.  The first note, due May 19, 2015 in the principal amount of $50,000 (“AB Note 1”), was issued in exchange for $50,000 in cash.  The second note was issued May 17, 2015 in the principal amount of $50,000 (“AB Note 2” and, together with AB Note 1, the “AB Notes”), was issued in exchange for a full-recourse, collateralized promissory note from Adar Bays in the amount of $50,000 (“AB Payment Note”).  The AB Payment Second Note is due on April 17, 2016, unless the Company does not meet the current public information requirement pursuant to Rule 144, in which case both AB

Interest on the AB Notes accrues at the rate of 8% per annum.  The Company is not required to make any payments on the AB Notes until maturity.  The Company has the right to repay the AB Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

At the inception of the second  Note, the Company determined the aggregate fair value of 78,755 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.08 per share.

The determined fair value of the embedded derivative of $78,755 was charged as a debt discount up to the net proceeds of the note with the remainder, $28,755, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Blue note discussed above and determined a fair value of $58,026. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.80 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $20,729 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the second Note was $50,000.  During the three and six months ended June 30, 2015, this note incurred $10,109 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $39,891.

LG Capital Funding, LLC

On April 16, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC, an accredited investor (“LG Capital”), pursuant to which we issued LG Capital a convertible note for $52,500 in exchange for $50,000 in cash.   The LG Payment Note is due on April 16, 2016, unless we do not meet the current public information requirement pursuant to Rule 144.

Interest on the LG Note accrues at the rate of 8% per annum.  The Company is not required to make any payments on the LG Notes until maturity.  The Company has the right to repay the LG Notes at any time during the first six months of the notes at a rate of 125% of the unpaid principal amount during the first 90 days, 135% of the unpaid principal amount between days 91 and 150, and 145% of the unpaid principal amount between days 151 and 180.

At the inception of the Note, the Company determined the aggregate fair value of $83,902 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.058 per share.

The determined fair value of the embedded derivative of $83,902 was charged as a debt discount up to the net proceeds of the note with the remainder, $31,402, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Blue note discussed above and determined a fair value of $60,951. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.80 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $22,951 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the second Note was $52,500.  During the three and six months ended June 30, 2015, this note incurred $10,758 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $41,741.

Black Mountain Equities, Inc. Note )

On December 22, 2014, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Black Note”) in the principal amount $250,000 (funded $112,000), net proceeds of $100,000 after taking into consideration an Original Issue Discount (“OID”) of $6,000 in 2015.  The Black Notes matures on year from the date of funding, the last due June 8, 2016.  The Black Notes is convertible at 60% of the lowest trading price of Blue Water’s common stock during the twenty five trading days period prior to the conversion date after 180 days.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the 2015 Black Notes, the Company determined the aggregate fair value of $184,338 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%,  (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company’s common stock of $0.05 to $0.0732 per share.

The determined fair value of the embedded derivative of $184,338 was charged as a debt discount up to the net proceeds of the note with the remainder, $84,338, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Black Notes discussed above and determined a fair value of $141,860. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%  (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.98 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $42,478 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the 2015 Notes was $118,000.  During the three and six months ended June 30, 2015, this note incurred $13,158 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $98,842.

Cardinal Capital Group, Inc. Note

On April 29, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Cardinal Note”) in the principal amount $55,500 and net proceeds of $50,000 after taking into consideration an Original Issue Discount (“OID”) of $5,500.  The Cardinal Note matures on April 29, 2017.  The Cardinal Note is convertible at 55% of the lowest daily closing bid of Blue Water’s common stock during the twenty trading day period prior to the conversion date.

At the inception of the Cardinal Note, the Company determined the aggregate fair value of $82,865 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 2.0 year, and (5) estimated fair value of the Company’s common stock of $0.078 per share.

The determined fair value of the embedded derivative of $82,865 was charged as a debt discount up to the net proceeds of the note with the remainder, $27,365, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2014, the Company marked to market the fair value of the derivatives of the Cardinal Note discussed above and determined a fair value of $121,604. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.87 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $14,987 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the Cardinal Note was $55,500.  During the three and six months ended June 30, 2015,  this note incurred $4,707 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $50,793.

Macallan Partners, LLC Note

On April 30, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Macallan Note”) in the principal amount $80,000 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Macallan Partners, LLC. (“Macallan”) and Blue Water.  The Macallan Note matures on November 5, 2015.  The Macallan Note is convertible at 50% of the lowest closing bid price of Blue Water’s common stock during the twenty trading day period prior to the conversion date.  In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Macallan Note, the Company determined the aggregate fair value of $110,532 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.51 years, and (5) estimated fair value of the Company’s common stock of $0.0795 per share.

The determined fair value of the embedded derivative of $110,532 was charged as a debt discount up to the net proceeds of the note with the remainder, $30,532, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Macallan Note discussed above and determined a fair value of $99,318. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223% to 235%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.35 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded  a gain on change in derivative liability of $11,214 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the Macallan Note was $80,000.  During the three and six months ended June 30, 2015,  this note incurred $25,820 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2014, the remaining unamortized debt discount was $54,180.

Auctus Private Equity Fund LLC Note

On May 8, 2015, the Company entered into an agreement for the sale of a Convertible Promissory Note (“Auctus Note”) in the principal amount $56,250 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Auctus Private Equity Fund LLC. (“Auctus”), a Nevada corporation, and Blue Water.  The Auctus Note matures on February 8, 2016.  The Auctus Note is convertible at 55% of the average of the lowest two trading prices of Blue Water’s common stock during the twenty five trading day period prior to the conversion date after 180 days. In addition, the Promissory Note provides for changes in conversion price should certain events occur (as defined).

At the inception of the Auctus Note, the Company determined the aggregate fair value of $103,539 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.0786 per share.

The determined fair value of the embedded derivative of $103,539 was charged as a debt discount up to the net proceeds of the note with the remainder, $47,289, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Auctus Note discussed above and determined a fair value of $78,732. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.61 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $24,807 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the Auctus Note was $56,250.  During the three and six months ended June 30, 2015, this note incurred $10,802 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $45,448.

Vis Vires Group, Inc.

In 2015,  the Company entered into an agreements for the sale of a Convertible Promissory Notes (“Vis Vires  Notes”) in the aggregate principal amount $132,500 with an interest  rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Vis Vires Group, Inc. (“Vis Virs”), a New York corporation, and Blue Water.  The Vis Vires Notes matures approximately nine months from issuance with the last due on March 18, 2016.  The Notes are convertible at 58% of the average of the lowest three trading prices of Blue Water’s common stock during the ten trading day period prior to the conversion date after 180 days.

At the inception of the Notes, the Company determined the aggregate fair value of $148,517 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company’s common stock of $0.055 to 0.079 per share.

The determined fair value of the embedded derivative of $148,517 was charged as a debt discount up to the net proceeds of the note with the remainder, $16,017, charged to current period operations as non-cash loss on change in derivative liability.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the Vis Vires Notes discussed above and determined a fair value of $142,814. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 0.61 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a net gain on change in derivative liability of $5,703 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the Vis Vires Notes was $132,500.  During the three and six months ended June 30, 2015, this note incurred $18,685 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $113,815.

JMJ Financial Note

On May 6, 2015, (“Effective Date”), the Company sold to JMJ Financial (“JMJ Financial”) a $150,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $135,000 in gross proceeds after taking into consideration an Original Issue Discount (“OID”) of $15,000.  The Notes mature two years from the date of issuance.  As of June 30, 2015, the Company has received net proceeds under this note of $75,000.

At any time after 180 days of the Effective Date, the Investor may convert all or part of the JMJ Note into shares of Blue Water’s common stock at the lesser of $0.09 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

At the inception of the JMJ Note, the Company determined the aggregate fair value of $76,381 of embedded derivatives. The fair value of the embedded derivatives was determined using the Lattice Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 223% , (3) weighted average risk-free interest rate of 0.15%, (4) expected life of 2.0 years, and (5) estimated fair value of the Company’s common stock of $0.078 per share.

The determined fair value of the embedded derivative of $76,381 was charged as a debt discount up to the net proceeds of the note.

At June 30, 2015, the Company marked to market the fair value of the derivatives of the JMJ Note discussed above and determined a fair value of $70,145. The fair value of the embedded derivatives was determined using Lattice Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 223%, (3) weighted average risk-free interest rate of 0.25%, (4) expected life of 1.85 years, and (5) estimated fair value of the Company’s common stock of $0.0445 per share.

The Company recorded a gain on change in derivative liability of $6,236 for the six months ended June 30, 2015.

As of June 30, 2015, the outstanding balance due on the JMJ Note was $83,333 (including OID).  During the three and six months ended June 30, 2015, this note incurred $5,747 in amortization expenses that was recorded in the financial statements as interest expense.  Further, as of June 30, 2015, the remaining unamortized debt discount was $70,634.

During the six months ended June 30, 2015, the Company issued an aggregate of 706,422 shares of its common stock in settlement of $17,000 of convertible notes.

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

As of June 30, 2015, the Company had designated up to 1,000,000 shares of the authorized preferred stock as the Series A preferred stock, $0.001 per share.  As of June 30, 2015 and December 31, 2014, the Company has 150,000 shares of Series A preferred stock issued and outstanding.

On April 13, 2015, the Company’s board of directors designated 1,300,000 shares of preferred stock as Series B Preferred Stock at $0.001 par value.  Series B Preferred Stock shall rank superior to all other classes of stock including common and other future classes of preferred in regard to liquidation, dissolution or winding up of the Company. The Series B Preferred Stock shall participate in all legal dividends declared by the board of directors, have no voting rights and is not convertible into any other class or classes of the Company’s stock.

In April 2015, the Company’s Board of Directors has approved a special one-time stock dividend of one (1) share of Series B Preferred Stock for every one-hundred (100) shares of common stock held.  Fractional amounts will be rounded to the nearest whole number.  1,209,548 shares of Series B Preferred Stock was distributed in April 2015.

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, the Company has 121,645,969 and 126,206,213, respectively, shares of common stock issued and outstanding.

During the six months ended June 30, 2015, 12,500,000 previously issued shares of the Company’s common stock were returned and canceled.  The returned shares were recorded at $-0- value.

During the six months ended June 30, 2015, the Company issued an aggregate of 3,900,000 shares of its common stock for board compensation at a fair value of $428,610 based on the closing stock price at date of grant.

During the six months ended June 30, 2015, the Company issued 3,333,334 shares of its common stock for services rendered at a fair value of $273,334 based on the closing stock price at date of grant.

During the six months ended June 30, 2015, the Company issued an aggregate of 706,422 shares of its common stock in settlement of $17,000 of convertible notes.  As the shares were issued in accordance with the terms of the convertible notes, no gain or loss was recognized upon the conversions.

NOTE 5 – INVESTMENTS

Long-Term Investments; Available-For-Sale Securities

The following table summarizes the Company’s long-term Available-For-Sale (AFS) Securities as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015 and December 31, 2014
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

During the six months ended June 30, 2015, the Company had accumulated $32,524 in costs related to the Stream Flow shares, recorded to additional paid in capital.  At June 30, 2015 and December 31, 2014, the Company recorded the investment at fair value relating to its stock holdings based on expected market listing. Accordingly, the Company carried the Stream Flow shares at $200,000 valuation on the balance sheet as of June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the Company had the following wholly-owned subsidiaries:

Name of Subsidiary	Place of Incorporation

Blue Water Bar & Grill, N.V. (1)	St. Maarten, Dutch West Indies
Blue Water Beverage Brands, Ltd. (2)	British Virgin Islands
BWG Investments & Development, Ltd. (3)	British Virgin Islands

(1)

As of June 30, 2015, Blue Water Bar & Grill, N.V. (i) was in good standing with the government of St. Maarten, (ii) had no assets or liabilities, (iii) maintained an operating Business License, and (iv) maintained two Managing Director’s Licenses.

(2)

As of June 30, 2015, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

As of June 30, 2015, Blue Water Beverage Brands, Ltd. (i) was in good standing with the government of the British Virgin Islands, (ii) had no assets or liabilities, and (iii) maintained an operating Business License enabling it to conduct operations both inside and outside of the BVI.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company operated out of office space that is being provided to us by our Vice President, Michael Hume, free of charge.  There is no written agreement or other material terms relating to this arrangement.

Additionally, a significant portion of the Company’s expenses have been paid by Taurus Financial Partners, LLC (“Taurus”), an independent service provider that currently provides SEC EDGAR compliance and filing services to the Company, and have been accounted for under the accounts payable to a related party line item.  As of June 30, 2015 and December 31, 2014, the Company’s accounts payable to Taurus aggregated $527,607 and $494,718, respectively.

As of June 30, 2015 and December 31, 2014, Taurus owned 16,000,000 shares of the Company’s issued and outstanding common stock and 150,000 shares of the Company’s issued and outstanding preferred stock, which represented 12.7% and 100% of each class of securities, respectively.  It is important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus shares.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
Warehouse equipment	$2,922	$-
Construction in process	284,237	-
Subtotal	287,159	-
Less accumulated depreciation	(244)	-
Property and equipment, net	$286,915	$-

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Warehouse equipment is depreciated over an estimated useful life of 5 years. Construction in process is comprised of the accumulated costs of construction of a restaurant bar and grill by the Company’s wholly owned subsidiary, Blue Water Bar &

Grill. N.V., with completion expected in the fall of 2015.  Once in service, an estimated life will be established and depreciation with begin.

When property and equipment is retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $146 and $244 for the three and six months ended June 30, 2015, respectively; and $-0- and $-0- for the three and six months ended June 30, 2014, respectively

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Convertible Notes

On July 22, 2015, the Company concluded a coordinated round of bridge financing involving three investors that netted Blue Water $142,500 in bridge financing.  The table below summarizes each investor and the amount of financing received in this round of bridge financing.  A more comprehensive disclosure relating to this round of financing is hereby incorporated by reference to the Form 8-K filed with the SEC on July 30, 2015.

Name of Investor	Face Amount of Note

Spero Holdings, LLC	$50,000
GDW Holdings Group, LLC	55,000
Vis Virus, Inc.	53,500

Redemption of Outstanding Convertible Note

On July 27, 2015, Blue Water repaid an outstanding convertible note to JSJ Investments, Inc. in full, including the principal balance, OID and accrued interest.  In accordance with this payment, this note was cancelled and returned to Blue Water.  A more comprehensive disclosure relating to this note redemption is hereby incorporated by reference to the Form 8-K filed with the SEC on July 28, 2015.

Increase in Authorized Capital

On August 6, 2015, Blue Water increased its authorized capital to 2,500,000,000 shares comprised of 2,495,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value.  This increase was performed to prevent Blue Water from potentially going into a technical default situation on certain debt covenants associated with some its outstanding convertible debt.  A more comprehensive disclosure relating to this corporate action is hereby incorporated by reference to the Form 8-K filed with the SEC on August 7, 2015.

Amendment to Certificate of Designation for Series A Preferred Stock

On August 6, 2015, Blue Water amended the Certificate of Designation of its Series A Preferred Stock to modify the voting rights associated with this class of preferred stock.  Each share of Series A Preferred Stock now carries three-thousand (3,000) votes in all Company voting matters, including the election of officers and directors; votes may not be cumulated.  A more comprehensive disclosure relating to this corporate action is hereby incorporated by reference to the Form 8-K filed with the SEC on August 7, 2015.

Conversions of Outstanding Convertible Note

Adar Bays, LLC Convertible Promissory Note 2

Between July 8, 2015 and July 28, 2015 Blue Water received four Notice of Conversions from Adar Bays, LLC converting an aggregate of $45,000 into 3,553,892 shares of Blue Water’s common stock.

The remaining principal balance on this note is now $-0-.

This convertible note with Adar Bays is described in detail the Form 8-K filed with the SEC on December 23, 2014.

LG Capital Funding, LLC Convertible Promissory Note 2

Between July 13, 2015 and August 3, 2015 Blue Water received four Notice of Conversions from LG Capital Funding, LLC converting an aggregate of $50,000 into 4,363,034 shares of Blue Water’s common stock.

The remaining principal balance on this note is now $50,000.

This convertible note with LG Capital Funding is described in detail the Form 8-K filed with the SEC on December 23, 2014.

Union Capital, LLC Convertible Promissory Note

Between July 27, 2015 and August 4, 2015 Blue Water received two Notice of Conversions from Union Capital, LLC converting an aggregate of $15,000 into 1,759,784 shares of Blue Water’s common stock.

The remaining principal balance on this note is now $35,000.

This convertible note with Union Capital is described in detail the Form 8-K filed with the SEC on January 29, 2015.

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

Plan of Operations

Blue Water was incorporated on March 3, 2011 in the State of Nevada.  We are developer of casual dining restaurant properties and premium distilled spirits.  Blue Water is currently developing a chain of casual dining restaurants in popular tourist destinations throughout the Caribbean region under the Blue Water Bar & Grill™ brand and selling a line of premium rums, which includes our Blue Water Ultra Premium Rum™ and aged spiced Blue Water Caribbean Gold™ Premium Rum, in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Additionally, Blue Water is engaged in making strategic equity investments in promising businesses that are in the early stages of obtaining their own listing on the OTC Bulletin Board.

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

•

Approximate GPS coordinates: 18⁰01'17.5 North and 63⁰04'33 West.

OFFICE
KITCHEN
SHOP
ENTRANCE
TOILET
COUNTER
BAR
POOL

A-02

Subject
SITE PLAN

Date
29-06-2015

Scale / size
1:125 A3

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

Blue Water Premium Rums

Through its wholly-owned subsidiary, Blue Water Beverage Brands, Ltd., Blue Water has developed a line of award winning premium rums that are produced and bottled in the Dominican Republic.  These rums are currently sold in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Blue Water is currently working on expanding its distribution channels in this Caribbean region, including the exclusive and influential St. Barth’s, French West Indies and St. Kitt’s and Nevis.

Blue Water intends to introduce a third rum expression (an exclusive and limited edition sipping quality Añejo rum) in late 2015 and will continue expanding distribution of its premium rums throughout the Caribbean and, ultimately, export them into the United States in early 2016.

Blue Water™
ULTRA PREMIUM RUM
PRODUCED & BOTTLED IN THE DOMINICAN REPUBLIC
40% ALC. / VOL.
[80 PROOF]
IMPORTED
1 LITER

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

Blue Water Ultra Premium Rum™ is 40% alcohol/volume (80 proof).

Blue Water™
CARIBBEAN GOLD
PREMIUM SPICED RUM
AGED 3 YEARS
PRODUCED & BOTTLED IN THE DOMINICAN REPUBLIC
35% ALC. / VOL
[70 PROOF]
IMPORTED
1 LITER

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

Blue Water Caribbean Gold™ Premium Rum is 35% alcohol/volume (70 proof).

Award Winning Rums

Since the official launch in late February 2015, Blue Water’s line of premium rums have received multiple awards in professionally judged international blind tasting competitions as well as favorable reviews from a variety of industry experts and rum and distilled spirits publications.  Some of these awards include:

Blue Water Ultra Premium Rum™

•

Los Angeles International Spirits Competition 2015 (Silver medal)

Blue Water Caribbean Gold™ Premium Rum

•

Los Angeles International Spirits Competition 2015 (Best in Category)

•

Miami Rum Renaissance Festival 2015 (Gold medal)

•

LA International Spirits Competition 2015 (Gold medal)

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

During the six months ended June 30, 2015, Blue Water had accumulated $32,524 in costs related to the Stream Flow shares, recorded to additional paid in capital.  At June 30, 2015 and December 31, 2014, Blue Water recorded the investment at fair value relating to its stock holdings based on expected market listing. Accordingly, Blue Water carried the Stream Flow shares at $200,000 valuation on the balance sheet as of June 30, 2015 and December 31, 2014.

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

•

The Next Level transaction will essentially mirror Blue Water’s December 2013 investment in Stream Flow Media, Inc.

•

Blue Water will own a net 15% equity interest in Next Level when it goes public on the OTCBB

As of June 30, 2015 Next Level’s management was still in the process of compiling the documentation necessary for preparing their initial SEC Registration Statement on Form S-1.

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

Distilled Spirits

The Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands are currently available in St. Maarten, Dutch West Indies and Anguilla, British West Indies.  Blue Water is presently working to expand availability through distribution agreements into the neighboring islands, including the exclusive and influential St. Barth’s, French West Indies and St. Kitt’s and Nevis.  Blue Water will continue expanding these brands throughout the Caribbean Region and, ultimately, export them into the United States in early 2016.

In addition to the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum brands, Blue Water is presently working with its Dominican Republic based producer and bottler to expand its product line premium rums.  In particular, Blue Water is developing an exclusive and limited edition sipping quality Añejo rum for introduction in late 2015.

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

Financing

We estimate that we will need to generate an aggregate of at least $1.5 million in new financing during the course of fiscal 2015 in order to meet our planned 2015 capital expenditures.  Further, in order to achieve our long-term plans, we anticipate that we will need to generate at least between $4 and $5 million in additional long-term financing.

Madison Park Advisors Engagement

On July 21, 2014, Blue Water entered into an engagement with Madison Park Advisors, LLC, a New York investment advisory firm that also manages the Madison Park Investment Fund, to provide the completion capital for the St. Maarten, Dutch West Indies Blue Water Bar & Grill™ currently under development.

As of June 30, 2015 no funds had been raised from the engagement with Madison Park Advisors.  A registered offering through an effective Registration Statement on Form S-1 had been approved by the SEC.  However, due to rapidly changing market prices in relation to Blue Water’s common stock as traded on the OTC Bulletin Board, Blue Water decided to cancel the registered offering that would require Blue Water to sell free-trading shares of its common stock at a substantial discount to then market prices.

Blue Water continues to work with Madison Park advisors to secure new sources of financing, both short-term and long-term.

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

Patents and Trademarks

We are presently using the following trademarks and service marks:

•

“Blue Water Bar & Grill”;

•

“Blue Water Ultra Premium Rum”;

•

“Blue Water Caribbean Gold”;

•

“Perfectly Caribbean”; and

•

“Authentic. Pure. Caribbean.”

Property and Equipment

Our principal executive office is located at Wellsburg Street #7, Cole Bay, St. Maarten, Dutch West Indies.

In addition, we lease a warehouse in St. Maarten that stores our current inventory of Blue Water premium rums and in the process of constructing a Blue Water Bar & Grill™ in Indigo Bay, St. Maarten.

Executive Offices and Telephone Number

Our executive office, US mailing address and main telephone number is currently:

Executive Office

US Mailing Address (Mail Forwarding Service)

Wellsburg Street #7

c/o The Mailbox #5241

Cole Bay

P. O. Box 523882

St. Maarten, Dutch West Indies

Miami, FL  33152

Telephone and Other Contact Information

Corporate Internet Websites

Tel:

(949) 264-1475

www.bluewaterglobalgroup.com

Fax:

(949) 607-4052

www.bluewaterbar.com

E-Mail:

info@bluewaterglobalgroup.com

www.bluewaterrum.com

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues.  We generated $2,157 in revenue during the three months ended June 30, 2015 compared to $-0- for the three months ended June 30, 2014.  This increase in revenue was the result of commencing sales of our initial line of premium rums comprised of the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum in St. Maarten in February 2015.  We anticipate revenues to continue increasing progressively throughout the remainder of the fiscal year ending December 31, 2015 as a result of the launching of these premium rums and the anticipated opening of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies which is presently under construction.

Gross Profit.  We generated a gross profit of $1,255 during the three months ended June 30, 2015 compared to a gross profit of $-0- for the same period a year ago.  As a percentage of revenues, gross profit was 58.2% during the three months ended June 30, 2015.

Operating Expenses.  Our total operating expenses for the three months ended June 30, 2015 were $120,199, which is a $28,309, or 30.8%, increase compared to operating expenses of $91,890 for the same period a year ago.  Our increase in operating expenses was primarily attributable to additional costs incurred in developing our product lines.

Other Income (Expenses).  During the three months ended June 30, 2015 we incurred ($469,514) in other (expenses) compared to ($148,148) for the same period a year ago, which represented a $321,366, or 216.9%, increase in other (expenses).  These other (expenses) were comprised of interest expenses and non-cash derivative accounting expenses relating to convertible promissory notes.

Net Income (Loss).  We had a net loss of ($588,458) for the three months ended June 30, 2015 compared to a net loss of ($240,038) for the same period a year ago, which represented a $348,420, or 145.2%, increase in net loss.  The increase in net loss was primarily attributable to primarily higher non-cash interest and derivative accounting expenses relating to convertible promissory notes additional service fees paid.

Six Months Ended June 30, 2015 and 2014

Revenues.  We generated $6,621 in revenue during the six months ended June 30, 2015 compared to $-0- for the three months ended June 30, 2014.  This increase in revenue was the result of commencing sales of our initial line of premium rums comprised of the Blue Water Ultra Premium Rum™ and Blue Water Caribbean Gold™ Premium Rum in St. Maarten in February 2015.  We anticipate revenues to continue increasing progressively throughout the remainder of the fiscal year ending December 31, 2015 as a result of the launching of these premium rums and the anticipated opening of our first Blue Water Bar & Grill™ restaurant in St. Maarten, Dutch West Indies which is presently under construction.

Gross Profit.  We generated a gross profit of $3,990 during the six months ended June 30, 2015 compared to a gross profit of $-0- for the same period a year ago.  As a percentage of revenues, gross profit was 60.3% during the six months ended June 30, 2015.

Operating Expenses.  Our total operating expenses for the six months ended June 30, 2015 were $980,079, which is a $670,144, or 216.2%, increase compared to operating expenses of $309,935 for the same period a year ago.  Our increase in operating expenses was primarily attributable to $701,944 in one-time non-cash stock issuance expenses comprised of $428,610 for long-term management incentives and $273,334 to outside consultants.

Other Income (Expenses).  During the six months ended June 30, 2015 we incurred ($2,154,535) in other (expenses) compared to ($183,400) for the same period a year ago, which represented a $1,971,135, or 1,074.8%, increase in other (expenses).  These other (expenses) were comprised of interest expenses and non-cash derivative accounting expenses relating to convertible promissory notes.

Net Income (Loss).  We had a net loss of ($3,130,624) for the six months ended June 30, 2015 compared to a net loss of ($493,335) for the same period a year ago, which represented a $2,637,289, or 534.6%, increase in net loss.  The increase in net loss was primarily attributable to $701,944 in one-time non-cash stock issuance expenses and $2,154,535 in non-cash derivative accounting expenses relating to convertible promissory notes.

Liquidity and Capital Resources

As of June 30, 2015, we had total assets of $725,825, which consisted of $130,373 in cash, $3,606 in accounts receivable, $102,531 in inventory, property and equipment valued at $286,915, available for sale securities valued at $200,000 (comprised 20,000,000 shares of Stream Flow Media, Inc. and a net 15% interest in Next Level Hockey, LLC, valued at $200,000 and $-0-, respectively), and security deposits of $2,400.

As of June 30, 2015, our total liabilities were $3,436,894, which consisted of $67,908 in accounts payable, $527,607 in accounts payable to a related party, Taurus Financial Partners, LLC (“Taurus”), $463,050 in convertible promissory notes (net of unamortized debt discounts of $945,034), $33,089 in accrued interest, and $2,345,240 in derivative liabilities. (It is important to note that as of June 30, 2015, Taurus owned 16,000,000 shares of Blue Water’s issued and outstanding common stock and 150,000 shares of Blue Water’s issued and outstanding preferred stock, which represented 13.2% and 100% of each class of securities, respectively.  It is also important to note that our President and Chief Executive Officer, J. Scott Sitra, is concurrently the President and Chief Executive Officer at Taurus and has voting disposition over the controlling block of Taurus.).

Total Stockholders’ Deficit.  Our stockholders’ deficit was ($2,711,069) as of June 30, 2015.

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

Convertible notes payable are comprised of the following:

	June 30, 2015	December 31, 2014
Convertible promissory notes, due May 28, 2015, net of unamortized debt discount of $28,524	$-	$24,476
Convertible promissory note, due July 3, 2015, net of unamortized debt discount of $25,440	-	17,560
Convertible promissory note, due August 17, 2015, net of unamortized debt discount of $51,768	-	13,232
Convertible promissory note, due August 19, 2015, net of unamortized debt discount of $47,596	-	8,654
Convertible promissory note, due May 19, 2015, net of unamortized debt discount of $76,796	-	23,204
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $21,575 and $48,767, respectively	23,425	1,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $42,192 and $97,534, respectively	45,808	2,466
Convertible promissory note, due November 14, 2015, net of unamortized debt discount of $31,457	-	2,043
Convertible promissory note, due December 1, 2015, net of unamortized debt discount of $44,430	-	5,570
Convertible promissory note, due November 13, 2015, net of unamortized debt discount of $47,767	-	7,233
Convertible promissory note, due December 22, 2015, net of unamortized debt discount of $27,310	-	690
Convertible promissory note, due July 27, 2015, net of unamortized debt discount of $14,917	85,083	-
Convertible promissory note, due January 26, 2016, net of unamortized debt discount of $28,767	21,233	-
Convertible promissory note, due November 17, 2015, net of unamortized debt discount of $40,513	38,487	-
Convertible promissory note, due February 20, 2016, net of unamortized debt discount of $74,685	41,315	-
Convertible promissory note, due February 9, 2016, net of unamortized debt discount of $66,279	14,721	-
Convertible promissory note, due April 17, 2016, net of unamortized debt discount of $39,891	10,109	-
Convertible promissory note, due April 16, 2016, net of unamortized debt discount of $41,742	10,758	-
Convertible promissory note, due April 27, 2016, net of unamortized debt discount of $46,208	$9,792	$-
Convertible promissory note, due November 1, 2015, net of unamortized debt discount of $67,391	32,609	-
Convertible promissory note, due April 29, 2017, net of unamortized debt discount of $50,793	4,707	-
Convertible promissory note, due November 5, 2015, net of unamortized debt discount of $54,180	25,820	-
Convertible promissory note, due February 8, 2016, net of unamortized debt discount of $45,448	10,802	-
	June 30, 2015	December 31, 2014

Convertible promissory note, due February 6, 2016, net of unamortized debt discount of $63,029	15,971	-
Convertible promissory note, due May 6, 2017, net of unamortized debt discount of $70,634	12,699	-
Convertible promissory note, due November 12, 2015, net of unamortized debt discount of $73,369	26,631	-
Convertible promissory note, due June 8, 2016, net of unamortized debt discount of $52,634	3,366	-
Convertible promissory note, due March 18, 2016, net of unamortized debt discount of $50,786	2,714	-
Total	463,050	106,361
Less current portion	(445,644)	(106,361)
Long term portion	$17,406	$-

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

Contractual Obligations

The following table summarizes Blue Water’s contractual obligations as of June 30, 2015:

		Due Within
Description	Total	2015	2016	2017

Convertible promissory notes	$1,408,083	$592,000	$677,250	$138,833
Warehouse, St. Maarten (1)	28,645	7,200	14,400	-
Long-term marketing agreements	39,240	5,413	19,620	6,207
Total	$1,475,968	$604,613	$711,270	$145,040

(1)

On January 1, 2015, Blue Water entered into a two-year lease agreement for a warehouse in St. Maarten, Dutch West Indies.  Rent is fixed at $1,200 per month throughout the term of the lease.  The first month’s rent was pro-rated at $1,045.

CRITICAL ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s (SEC) Regulation S-X.  They reflect all adjustments which are, in the opinion of Blue Water’s management, necessary for a fair presentation of the financial position and operating results as of and for the three and six months ended June 30, 2015 and 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, Blue Water considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  As of June 30, 2015 and December 31, 2014, Blue Water had no cash equivalents.

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

As of June 30, 2015, Blue Water’s inventory, comprised of distilled spirits, available for sale of $102,531.  During the six months ended June 30, 2015, the cost of delivered products sold in the current period was $2,631.

Long-Term Investments

Blue Water accounts for its long-term investments, which are designated as available-for-sale securities, in accordance with US GAAP for certain investments in debt and equity securities, which requires that available-for-sale securities be carried at fair value with unrealized gains and losses, net of tax, included in stockholders' equity under accumulated other comprehensive income (loss).  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  As of June 30, 2015 and December 31, 2014, Blue Water had long-term investments consisting of (i) 20,000,000 shares of Stream Flow Media, Inc. and (ii) a net 15% interest in Next Level Hockey, LLC. During the six months ended June 30, 2015, Blue Water recorded associated costs of the investment of $32,524 as a charge to additional paid in capital.

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

Level 3	Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The estimated fair values of the Company’s financial instruments are as follows:

	Fair Value Measurement at June 30, 2015 Using:

Description	6/30/15	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$130,373	$130,373	$-	$-
Accounts receivable	3,606	3,606	-	-
Inventory	102,531	102,531	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$438,910	$438,910	$-	$-

Liabilities
Accounts payable	$67,908	$67,908	$-	$-
Accounts payable, related party	527,607	-	527,607	-
Convertible notes payable, net of unamortized debt discount of $945,034	463,050	-	-	463,050
Accrued interest	33,089	33,089	-	-
Derivative liability	2,345,240	-	-	2,345,240
Total liabilities measured at fair value	$3,436,894	$100,997	$527,607	$2,808,290

	Fair Value Measurement at December 31, 2014 Using:

Description	12/31/14	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and equivalents	$192,556	$192,556	$-	$-
Vendor deposits	28,422	28,422	-	-
Materials inventory	42,484	42,484	-	-
Available for sale securities	200,000	200,000	-	-
Deposits, long-term	2,400	2,400	-	-
Total assets measured at fair value	$465,862	$465,862	$-	$-

Liabilities
Accounts payable	$8,211	$8,211	$-	$-
Accounts payable, related party	494,718	-	494,718	-
Convertible notes payable, net of unamortized debt discount of $527,277	106,361	-	-	106,361
Accrued interest	6,986	6,986	-	-
Derivative liability	1,424,011	-	-	2,058,072
Total liabilities measured at fair value	$2,040,287	$15,197	$494,718	$1,530,372

Net Loss per Share Calculation

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Blue Water excludes all potentially dilutive securities from its diluted net loss per share computation since their effect would be anti-dilutive because Blue Water recorded a loss for the three and six months ended June 30, 2015 and 2014.

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

Based on management’s assessment, we have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us required to be included in our annual and interim filings with the SEC.

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

These weaknesses have existed since our inception on March 3, 2011 and, as of June 30, 2015, have not been remedied.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of August, 2014.

BLUE WATER GLOBAL GROUP, INC.

By:

/s/ J. Scott Sitra

J. Scott Sitra

President, Chief Executive Officer,

Secretary, Treasurer, Chief Financial Officer,

Principal Executive Officer,

Principal Financial Officer,

Principal Accounting Officer, and Sole Director